Form 10QSB
period 1999-09-30
BUCKEYE OIL & GAS INC
filed 1999-11-05
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 500,000 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the nine month period ended September 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

         In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Liquidity and Capital Resources

         The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                September   December
                                                30, 1999    31, 1998
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $   1,196  $       0
                                                ---------  ---------
TOTAL ASSETS                                    $   1,196  $       0
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                $   4,208  $       0
                                                ---------  ---------

Total Current Liabilities                           4,208          0
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 25,000,000 Shares;
 Issued And Outstanding 0 Shares                        0          0

Common Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                500        500

Capital Paid In Excess of
 Par Value of Common Stock                        257,500    244,500

Retained Earnings (Deficit)                      (245,000)  (245,000)

Deficit Accumulated During The
  Development Stage                               (16,012)         0
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                         (3,012)         0
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   1,196  $       0
                                                =========  =========





              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                 Unaudited     Unaudited    Unaudited
                                Nine Month    Nine Month   Jan. 1, 1997
                              Interim Period Interim Period (Inception)
                                   Ended         Ended        Through
                                 September      September    September
                                  30, 1999      30, 1998     30, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0
                                ------------  ------------  ----------
Expenses:

 Administrative Services               2,700             0       2,700
 Bank Charges                             54             0          54
 Professional Fees                    12,358             0      12,358
 Rent                                    900             0         900
                                ------------  ------------  ----------
Total Expenses                        16,012             0      16,012
                                ------------  ------------  ----------

Net (Loss) Before Other Income  $    (16,012) $          0  $  (16,012)

Other Income - Interest                    0             0           0
                                ------------  ------------  ----------
Net Income (Loss)               $    (16,012) $          0  $  (16,012)
                                ============  ============  ==========

Basic Earnings (Loss)
 Per Share                      $      (0.00) $       0.00
                                ============  ============
Weighted Average Common Shares
 Outstanding                         500,000       500,000
                                ============  ============













              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                                Unaudited     Unaudited
                                               Three Month   Three Month
                                             Interim Period Interim Period
                                                  Ended         Ended
                                                 September     September
                                                 30, 1999      30, 1998
                                               ------------  ------------
Revenue                                        $          0  $          0
                                               ------------  ------------
Expenses:

 Administrative Services                                900             0
 Bank Charges                                            32             0
 Professional Fees                                    5,608             0
 Rent                                                   300             0
                                               ------------  ------------
Total Expenses                                        6,840             0
                                               ------------  ------------

Net (Loss) Before Other Income                 $     (6,840) $          0

Other Income - Interest                                   0             0
                                               ------------  ------------
Net Income (Loss)                              $     (6,840) $          0
                                               ============  ============

Basic Earnings (Loss)
 Per Share                                     $      (0.00) $       0.00
                                               ============  ============
Weighted Average Common Shares
 Outstanding                                        500,000       500,000
                                               ============  ============













              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------

                                  Unaudited     Unaudited     Unaudited
                                 Nine Month    Nine Month   Jan. 1, 1997
                               Interim Period Interim Period (Inception)
                                    Ended         Ended        Through
                                  September     September     September
                                  30, 1999      30, 1998      30, 1999
                                 ------------  ------------  ----------
Net (Loss)                       $    (16,012) $          0  $  (16,012)

Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:
  Increase in Account Payable           4,208             0       4,208

                                 ------------  ------------  ----------
 Net Flows From Operations            (11,804)            0     (11,804)
                                 ------------  ------------  ----------
Cash Flows From
 Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
 Financing Activities:
  Additional Paid In Capital           13,000             0      13,000
                                 ------------  ------------  ----------
Cash Flows From Financing               8,000             0       8,000
                                 ------------  ------------  ----------
Net Increase In Cash                    1,196             0       1,196
Cash At Beginning Of Period                 0             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $      1,196  $          0  $    1,196
                                 ============  ============  ==========












              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
--------------------------------------------------------------------------------

                                                             Deficit
                                                           Accumulated
                          Number Of          Capital Paid   During The
                           Common    Common  In Excess of  Development   Retained
                           Shares     Stock    Par Value      Stage       Deficit     Total
                          --------   -------   ---------   -----------   ---------   --------
Balance At
  December 31, 1996,
  1997, 1998               500,000   $   500   $ 244,500   $         0   $(245,000)  $      0

Net (Loss) At
  September 30, 1999             -        -       13,000       (16,012)          -     (3,012)
                          --------   -------   ---------   -----------   ---------   --------

Balance At
  September 30, 1999       500,000   $   500   $ 257,500   $   (16,012)  $(245,000)  $ (3,012)
                          ========   =======   =========   ===========   =========   ========




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.


Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1999
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1999.

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

                                        BUCKEYE OIL AND GAS, INC.
                                        (Registrant)

                                        Dated:  November 5, 1999



                                        By:  S/Gregory J. Simonds
                                           ------------------------------------
                                           Gregory J. Simonds, President

                            BUCKEYE OIL AND GAS, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................13