Form 10KSB
period 1999-12-31
BUCKEYE OIL & GAS INC
filed 2000-04-18
CIK 1083277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 0-25725

                            BUCKEYE OIL AND GAS, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

           Colorado                                            84-1026453
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                      5650 Greenwood Plaza Blvd, Suite 216
                            Englewood, Colorado 80111
                                 (303) 741-1118
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 17, 2000: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 17, 2000, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Six Pages.
                 Exhibit Index is Located at Page Twenty Three.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            BUCKEYE OIL AND GAS, INC.

                                                                           PAGE
                                                                           ----

Facing Page
Index

PART I

Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................         5
Item 3.    Legal Proceedings.........................................         6
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................         6

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................         6
Item 6.    Plan of Operations........................................         6
Item 7     Financial Statements......................................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..............................        19


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.....................        19
Item 10.   Executive Compensation....................................        20
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        21
Item 12.   Certain Relationships and Related
               Transactions..........................................        22

PART IV

Item 13.   Exhibits and Reports of Form 8-K..........................        23



SIGNATURES...........................................................        24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Buckeye Oil and Gas, Inc. (the "Company") was incorporated on March 7, 1986, under the laws of the State of Colorado, for the purpose of exploiting oil and gas venture opportunities which management believed were available at the time of the Company's inception. In this regard, the Company acquired an oil and gas lease and thereafter, drilled a well on this property, which well resulted in a dry hole. This endeavor depleted all of the Company's financial resources and no further oil and gas activity was undertaken. The Company's operations have been dormant since September 1987. Other than issuing shares to its original shareholders, the Company never commenced any other operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "PART II, ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Plan of Operation."

     During the fiscal year ended December 31, 1999, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This registration statement became effective on or about July 5, 1999. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date. Management of the Company continues to review potential merger candidates and acquisition opportunities.

Employees

     The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers and directors anticipate that the business plan of the Company can be implemented by their devoting an aggregate of approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III - ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company operates from its offices at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111. This space is provided to the Company on a rent free basis by Gregory Skufca, an officer and director and a principal shareholder of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders. There are nine (9) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2000, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a)  Plan of Operation.
          -----------------

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Resumes."

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

Year 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, the Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

ITEM 7.  FINANCIAL STATEMENTS

                             Buckeye Oil & Gas, Inc.
                         (A Developmental Stage Company)


                              FINANCIAL STATEMENTS

                                      with

                          Independent Auditors' Report

                      For the Year Ended December 31, 1999
                 and for the Period January 1, 1997 (Inception)
                            through December 31, 1999

                             Buckeye Oil & Gas, Inc.
                         (A Developmental Stage Company)

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----

Independent Auditors' Report                                                1

Financial Statements

     Balance Sheet                                                          2

     Statement of Operations                                                3

     Statement of Cash Flows                                                4

     Statement of Shareholder's Equity                                      5

     Notes to the Financial Statements                                    6-8

                         KISH, LEAKE & ASSOCIATES, P.C.
                          Certified Public Accountants

J.D. Kish, C.P.A., M.B.A.                   7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A., M.T.                        Englewood, Colorado 80111
____________________________                         Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                             Facsimile (303) 779-5724



                          Independent Auditors' Report
                          ----------------------------

We have audited the accompanying balance sheet of Buckeye Oil & Gas, Inc. (a Developmental Stage Company), at December 31, 1999 and the related statement of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period January 1, 1997 (Inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Oil & Gas, Inc. at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period January 1, 1997
(Inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise. The deficiency in working capital as of December 31, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado

March 24, 2000

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------

                                                           December
                                                           31, 1999
                                                           ---------
ASSETS

Current Assets - Cash                                      $   1,163
                                                           ---------
TOTAL ASSETS                                               $   1,163
                                                           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                           $   5,959
                                                           ---------

Total Liabilities                                              5,959
                                                           ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 25,000,000 Shares;
 Issued And Outstanding 0 Shares                                   0

Common Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                           500

Capital Paid In Excess of

 Par Value of Common Stock                                   257,500

Retained (Deficit)                                          (245,000)

Retained Earnings (Deficit)
  Accumulated During The
  Development Stage                                          (17,796)
                                                           ---------
TOTAL SHAREHOLDERS' EQUITY                                    (4,796)
                                                           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   1,163
                                                           =========











              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------


                                                           Jan. 1, 1997
                                                            (Inception)
                                 Year Ended    Year Ended     Through
                                  December      December     December
                                  31, 1999      31, 1998     31, 1999
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0

Expenses:

 Administrative Services               3,600             0       3,600
 Bank Charges                             86             0          86
 Professional Fees                    12,910             0      12,910
 Rent                                  1,200             0       1,200
                                ------------  ------------  ----------
Total                                 17,796             0       7,796
                                ------------  ------------  ----------

Net (Loss) Before Other Income  $    (17,796) $          0  $  (17,796)

Other Income - Interest                    0             0           0
                                ------------  ------------  ----------
Net Income (Loss)               $    (17,796) $          0  $  (17,796)
                                ============  ============  ==========

Basic Earnings (Loss)
 Per Share                      $      (0.04) $       0.00
                                ============  ============
Weighted Average Common Shares

 Outstanding                         500,000       500,000
                                ============  ============




















              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------


                                                            Jan. 1, 1997
                                                             (Inception)
                                 Year Ended    Year Ended     Through
                                  December      December      December
                                  31, 1999      31, 1998      31, 1999
                                 ------------  ------------  ----------
Net (Loss)                       $    (17,796) $          0  $  (17,796)

Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:

  Increase in Account Payable           5,959             0       5,959

                                 ------------  ------------  ----------
 Net Flows From Operations            (11,837)            0     (11,837)
                                 ------------  ------------  ----------
Cash Flows From
 Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
 Financing Activities:
  Additional Paid In Capital           13,000             0      13,000
                                 ------------  ------------  ----------
Cash Flows From Financing              13,000             0      13,000
                                 ------------  ------------  ----------
Net Increase In Cash                    1,163             0       1,163
Cash At Beginning Of Period                 0             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $      1,163  $          0  $    1,163
                                 ============  ============  ==========


















              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Statement Of Shareholders' Equity
-----------------------------------------------------------------------------------------------

                                                             Deficit
                                                           Accumulated
                          Number Of          Capital Paid   During The
                           Common    Common  In Excess of  Development   Retained
                          Shares**   Stock**   Par Value      Stage       Deficit     Total
                          --------   -------   ---------   -----------   ---------   --------
Balance At
  December 31, 1996
  1997, 1998               500,000   $   500   $ 244,500   $         0   $(245,000)  $      0

Additional Paid In
  Capital                        -         -      13,000             -           -     13,000

Net (Loss) At
  December 31, 1999              -        -            -       (17,796)          -    (17,796)
                          --------   -------   ---------   -----------   ---------   --------

Balance At
  December 31, 1999        500,000   $   500   $ 257,500   $   (17,796)  $(245,000)  $ (4,796)
                          ========   =======   =========   ===========   =========   ========






**Restated to reflect forward split of 2.040817 to 1.

              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 1999
------------------------------------

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization:

On March 7, 1986 Buckeye Oil & Gas, Inc. (the Company) was incorporated under the laws of Colorado, for the purpose of gas exploration. In December 1989 the Company ceased operations in the oil and gas business. On January 1, 1997, the Company's new management decided to search for a merger or acquisition candidate and therefore has entered into the development stage.

Development Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes for the years ended December 31, 1999 and 1998 was $-0-.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Basic (Loss) Per Common Share:

The basic (loss) per common share is computed by dividing the net (Loss) for the period by the weighted average number of shares outstanding at December 31, 1999 and 1998.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 1999
------------------------------------

Note 2 - Equity
---------------

Common Stock

The Company initially authorized 245,000 shares of $.001 par value common stock.

In February 1999, the Company amended the Articles of Incorporation and had authorized 100,000,000 shares of common stock of $.001 par value per share and 25,000,000 shares of Preferred Stock at $.01 par value per share.

On March 1, 1999 the Company declared a forward split of the Company's issued and outstanding common stock on a 2.040817 to 1 basis. The forward split did not effect any change in the stated capital of the Company or in the proportional ownership or other rights of the shareholders.

Preferred Stock

The corporation may divide and issue the Preferred Shares into series. Preferred Shares of each series, when issued, shall be designated to distinguish it from the shares of all other series of the class of Preferred Shares. The Board of Directors is hereby expressly vested with authority to fix and determine the relative rights and preferences of the shares of any such series.

Note 3 - Related Party Events
-----------------------------

A  shareholder  of  the  Company   maintains  a  mailing  address  and  provides
administrative services for the Company. The office is located at 5650 Greenwood Plaza Blvd., Suite 216, Englewood, Colorado 80111.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 1999
------------------------------------

Note 4 - Income Taxes
---------------------

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes" (SAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The components of the deferred income tax assets and liabilities arising under FASB Statement No. 109 are as follows:

      Deferred tax asset                                        $ 3,559
      Valuation allowance                                         3,559
                                                                -------
                                                                $   -0-
                                                                =======

The net change in the valuation allowance for the year ended December 31, 1999 was $3,559.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                            Temporary           Tax
                                            Difference         Effect
                                            ----------         -------
     Net operating loss carry forward:      $   17,796         $ 3,559
                                            ==========         =======

The net operating loss carry forward will expire in the year 2014.

Note 5 - Basis of Presentation
------------------------------

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                     Age        Position
----                     ---        --------

Gregory W. Skufca         43        President and Director

Gilberta P. Gara          58        Secretary, Treasurer
                                    and Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Gregory W. Skufca, is President and a director of the Company, positions he assumed in January 2000. In addition to his positions with the Company, since January 1989, Mr. Skufca is also the President of Financial Communications, Englewood, Colorado, a sole proprietorship engaged in assisting public and private investors, assisting in the obtaining and structuring of venture capital financing and public relations. Prior, from May 1987 through January 1989, Mr. Skufca served as a loan officer and consultant with Skufca-Meyer Financial
Corp., Lakewood, Colorado, a small privately held lender specializing in residential mortgages and corporate financing. In March 1990, Mr. Skufca, together with another person, formed GS2 Partnership, a Colorado general partnership, for the purposes of providing funding to start-up and development stage companies. Mr. Skufca obtained a Bachelor's degree from the University of Colorado at Boulder in 1980. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Gilberta P. Gara, is Secretary, Treasurer and a director of the Company, positions she has held since June 1998. Prior, from the Company's inception until June 1998, she was President, Treasurer and a director of the Company. In addition to her positions with the Company, since November 1994, Ms. Gara has also been an independent distributor for The People's Network, a television network based in Dallas, Texas. From October 1986 through November 1998, Ms. Gara was an officer and director of Princeton Management Corp., a Colorado corporation whose principal business was similar to that of the Company. See "Prior Blank Check Experience" below. Prior, from 1990 through October 1994, she was the owner and operator of Gara & Sons, Torrington, Wyoming, a distributor of giftware lines. In January 1992, Ms. Gara filed a petition for protection under the U.S. Bankruptcy Code with the United States Federal Bankruptcy Court located in Denver, Colorado, where a discharge was entered in May 1992. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. In January 2000, at the same time as he tendered his resignation as an officer and director, Mr. Greg Simonds transferred all of his shares, constituting 135,184 common shares, were transferred to Mr. Skufca. Mr. Skufca was also required to file a Form 4 with the SEC, reflecting the fact that he had assumed his position as an officer and director of the Company, as well as his acquisition of Mr. Simonds' shares. To the best knowledge of the Company, neither Messrs. Simonds nor Skufca filed a Form 4 with the SEC within the time parameters required. All of the issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1999 and 1998 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation

                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                              Compen-    Stock    Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------

Gregory     1999  $    0  $   0  $    0    $      0   $     0  $     0  $    0
Simmons(1),
President &

Director    1998  $    0  $   0  $    0    $      0   $     0  $     0  $    0
-------------------------

(1) Mr. Simmons resigned his position with the Company in January 2000 and was replaced by Mr. Skufca.

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2000, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 1999 or 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class
--------------       -----                -----           -----

Common        Gregory W. Skufca(1)      254,368            50.9%
              2191 W. Dry Creek Road
              Littleton, CO  80120

Common        Gilberta Gara(1)           35,000             7.0%
              RR 2, Box 241
              Torrington, WY  82240

Common        Ray Daniels                40,000             8.0%
              898 Pimlico Court
              Boulder, CO  80303

Common        Gerald Loffredo            49,000             9.8%
              1990 W. Rockrose Way
              Chandler, AZ  85248

Common        Jack Beam                  47,816             9.6%
              5910 S. University Blvd.
              Suite C-18, #429
              Littleton, CO  80121

Common        Mike Wolf                  43,612             8.7%
              3430 E. Geddes Place
              Littleton, CO  80122

Common        All Officers and          170,184            34.0%
              Directors as a
              Group (2 person)

-----------------
(1)  Officer and/or director of the Company.

     The balance of the Company's outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's principal place of business is provided on a rent-free basis by Gregory W. Skufca, the Company's President.

     There were no other related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

     (3)  Articles of Incorporation and Bylaws

3.1       Restated Articles of Incorporation                *

3.2       Bylaws                                            *

     (4)  Instruments Defining the Rights of Holders

4.1       Form of Lock-up Agreements Executed
          by the Company's Shareholders                     *

         EX-27 Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on or about April 9, 1999, and are incorporated by reference herein.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2000.

                                        BUCKEYE OIL AND GAS, INC.
                                        (Registrant)


                                        By:s/ Gregory W. Skufca
                                           --------------------------------
                                           Gregory W. Skufca, President

                                        By:s/ Gilberta Gara
                                           --------------------------------
                                           Gilberta P. Gara,
                                           Secretary-Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 18, 2000.

s/ Gregory W. Skufca
------------------------------
Gregory W. Skufca,
President and Director


s/ Gilberta Gara
------------------------------
Gilberta Gara,
Secretary-Treasurer and Director

                  BUCKEYE OIL AND GAS, INC.

          EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . .       26