Form 10QSB
period 2000-03-31
BUCKEYE OIL & GAS INC
filed 2000-05-15
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2000 are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the three month period ended March 31, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize dates using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  March     December
                                                31, 2000    31, 1999
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $   1,131  $   1,163
                                                ---------  ---------
TOTAL ASSETS                                    $   1,131  $   1,163
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                $   8,952  $   5,959
                                                ---------  ---------

Total Current Liabilities                           8,952      5,959
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 25,000,000 Shares;
 Issued And Outstanding 0 Shares                        0          0

Common Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                500        500

Capital Paid In Excess of

 Par Value of Common Stock                        257,500    257,500

Retained Earnings (Deficit)                      (245,000)  (245,000)

Deficit Accumulated During The

  Development Stage                               (20,821)   (17,796)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                         (7,821)    (4,796)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   1,131  $   1,163
                                                =========  =========





              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                 Unaudited     Unaudited    Unaudited
                               Three Month   Three Month   Jan. 1, 1997
                              Interim Period Interim Period (Inception)
                                   Ended         Ended        Through
                                   March         March         March
                                  31, 2000      31, 1999     31, 2000
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0
                                ------------  ------------  ----------
Expenses:

 Administrative Services                 900           900       4,500
 Bank Charges                             32             0         118
 Professional Fees                     1,793         6,500      14,703
 Rent                                    300           300       1,500
                                ------------  ------------  ----------
Total Expenses                         3,025         7,700      20,821
                                ------------  ------------  ----------

Net (Loss) Before Other Income  $     (3,025) $     (7,700) $  (20,821)

Other Income - Interest                    0             0           0
                                ------------  ------------  ----------
Net Income (Loss)               $     (3,025) $     (7,700) $  (20,821)
                                ============  ============  ==========

Basic Earnings (Loss)
 Per Share                      $      (0.00) $      (0.00)
                                ============  ============
Weighted Average Common Shares

 Outstanding                         500,000       500,000
                                ============  ============













              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------

                                  Unaudited     Unaudited     Unaudited
                                Three Month    Three Month  Jan. 1, 1997
                               Interim Period Interim Period (Inception)
                                    Ended         Ended        Through
                                    March         March         March
                                  31, 2000      31, 1999      31, 2000
                                 ------------  ------------  ----------
Net (Loss)                       $     (3,025) $     (7,700) $  (20,821)

Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:

  Increase in Account Payable           2,993         2,700       8,952

                                 ------------  ------------  ----------
 Net Flows From Operations                (32)       (5,000)    (11,869)
                                 ------------  ------------  ----------
Cash Flows From
 Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
 Financing Activities:
  Additional Paid In Capital                0         8,000      13,000
                                 ------------  ------------  ----------
Cash Flows From Financing                   0         8,000      13,000
                                 ------------  ------------  ----------
Net Increase In Cash                      (32)        3,000       1,131
Cash At Beginning Of Period             1,163             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $      1,131  $      3,000  $    1,131
                                 ============  ============  ==========












              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

--------------------------------------------------------------------------------

                                                             Deficit
                                                           Accumulated
                          Number Of          Capital Paid   During The
                           Common    Common  In Excess of  Development   Retained
                           Shares     Stock    Par Value      Stage       Deficit     Total
                          --------   -------   ---------   -----------   ---------   --------
Balance At
  December 31, 1996,
  1997, 1998               500,000   $   500   $ 244,500   $         0   $(245,000)  $      0

Additoinal Paid In Capital       -         -      13,000                               13,000

Net (Loss) At

  December 31, 1999              -        -            -       (17,796)          -    (17,796)
                          --------   -------   ---------   -----------   ---------   --------
Balance At

  December 31, 1999        500,000   $   500   $ 257,500   $   (17,796)  $(245,000)  $ (4,796)

Net (Loss) at March

  31, 2000                       -         -           -        (3,025)          -     (3,025)
                          --------   -------   ---------   -----------   ---------   --------

Balance at March 31, 2000  500,000   $   500   $ 257,500   $   (20,821)  $(245,000)  $ (7,821)
                          ========   =======   =========   ===========   =========   ========




























              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.


Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 2000
-----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month interim period ended March 31, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2000.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of foot notes, reference is made to the Company's Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BUCKEYE OIL AND GAS, INC.
                                        (Registrant)

                                        Dated:  May 15, 2000



                                        By:  s/Gregory W. Skufca
                                            ------------------------
                                            Gregory W. Skufca, President

                            BUCKEYE OIL AND GAS, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................12