Form 10QSB
period 2000-06-30
BUCKEYE OIL & GAS INC
filed 2000-08-14
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

                         Commission File Number: 0-25725



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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

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

Results of Operations

                  The Company generated no revenues during the six month period ended June 30, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

                  Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Plan of Operation

                  The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this Report.

                  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

                  The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

                  The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

                  The Company has, and will continue to have, a very limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

                  The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

                  Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

                  The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

                  It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has limited capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Acquisition of Opportunities

                  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

                  It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

                  While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

                  As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

                  With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

                  The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

                  As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

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

                  Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by existing capital resources, as well as management injecting whatever nominal amounts of cash into the Company to cover additional incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  June      December
                                                30, 2000    31, 1999
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $     549  $   1,163
                                                ---------  ---------
TOTAL ASSETS                                    $     549  $   1,163
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                $  10,938  $   5,959
                                                ---------  ---------

Total Current Liabilities                          10,938      5,959
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 25,000,000 Shares;
 Issued And Outstanding 0 Shares                        0          0

Common Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                500        500

Capital Paid In Excess of

 Par Value of Common Stock                        257,500    257,500

Retained Earnings (Deficit)                      (245,000)  (245,000)

Retained Earnings (Deficit) Accumulated

  During The Development Stage                    (23,389)   (17,796)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (10,389)    (4,796)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     549  $   1,163
                                                =========  =========





              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                 Unaudited     Unaudited    Unaudited
                                 Six Month     Six Month   Jan. 1, 1997
                              Interim Period Interim Period (Inception)
                                   Ended         Ended        Through
                                    June         June          June
                                  30, 2000     30, 1999      30, 2000
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0
                                ------------  ------------  ----------
Expenses:

 Administrative Services               1,800         1,800       5,400
 Bank Charges                             64            22          50
 Professional Fees                     3,129         6,750      16,039
 Rent                                    600           600       1,800
                                ------------  ------------  ----------
Total Expenses                         5,593         9,172      23,289
                                ------------  ------------  ----------

Net (Loss) Before Other Income  $     (5,593) $     (9,172) $  (23,289)

Other Income - Interest                    0             0           0
                                ------------  ------------  ----------
Net Income (Loss)               $     (5,593) $     (9,172) $  (23,289)
                                ============  ============  ==========

Basic Earnings (Loss)
 Per Share                      $      (0.00) $      (0.00)
                                ============  ============
Weighted Average Common Shares

 Outstanding                         500,000       500,000
                                ============  ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                                Unaudited     Unaudited
                                               Three Month   Three Month
                                             Interim Period Interim Period
                                                  Ended         Ended
                                                   June          June
                                                 30, 2000      30, 1999
                                               ------------  ------------
Revenue                                        $          0  $          0
                                               ------------  ------------
Expenses:

 Administrative Services                                900           900
 Bank Charges                                            32            22
 Professional Fees                                    1,336           250
 Rent                                                   300           300
                                               ------------  ------------
Total Expenses                                        2,568         1,472
                                               ------------  ------------

Net (Loss) Before Other Income                 $     (2,568) $     (1,472)

Other Income - Interest                                   0             0
                                               ------------  ------------
Net Income (Loss)                              $     (2,568) $     (1,472)
                                               ============  ============

Basic Earnings (Loss)
 Per Share                                     $      (0.00) $       0.00
                                               ============  ============
Weighted Average Common Shares

 Outstanding                                        500,000       500,000
                                               ============  ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------

                                  Unaudited     Unaudited     Unaudited
                                  Six Month     Six Month   Jan. 1, 1997
                               Interim Period Interim Period (Inception)
                                    Ended         Ended        Through
                                    June          June          June
                                  30, 2000      30, 1999      30, 2000
                                 ------------  ------------  ----------
Net (Loss)                       $     (5,593) $     (9,172) $  (23,389)

Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:

  Increase in Account Payable           4,979         4,150      10,938

                                 ------------  ------------  ----------
 Net Flows From Operations               (614)       (5,022)    (12,451)
                                 ------------  ------------  ----------
Cash Flows From
 Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
 Financing Activities:
  Additional Paid In Capital                0         8,000      13,000
                                 ------------  ------------  ----------
Cash Flows From Financing                   0         8,000      13,000
                                 ------------  ------------  ----------
Net Increase In Cash                     (614)        2,978         549
Cash At Beginning Of Period             1,163             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $        549  $      2,978  $      549
                                 ============  ============  ==========












              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.




Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

--------------------------------------------------------------------------------

                                                             Deficit
                                                           Accumulated
                          Number Of          Capital Paid   During The
                           Common    Common  In Excess of  Development   Retained
                          Shares**    Stock    Par Value      Stage       Deficit     Total
                          --------   -------   ---------   -----------   ---------   --------
Balance At
  December 31, 1996,
  1997, 1998               500,000   $   500   $ 244,500   $         0   $(245,000)  $      0

Additional Paid In

  Capital                        -         -      13,000             -           -     13,000

Net (Loss) At

  December 31, 199               -         -           -      (17,796)           -    (17,796)
                          --------   -------   ---------   -----------   ---------   --------
Balance At

  December 31, 1999        500,000       500     257,500      (17,796)    (245,000)    (4,796)

Net (Loss) At

  June 30, 2000                  -        -            -       (5,593)           -     (5,593)
                          --------   -------   ---------   -----------   ---------   --------
Balance At

  June 30, 2000            500,000   $   500   $ 257,500   $   (23,389)  $(245,000)  $(10,389)
                          ========   =======   =========   ===========   =========   ========





** Reflects forward stock split of 2.040817 to 1.

              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.


Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 2000
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the six month interim period ended June 30, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2000.

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

                                        BUCKEYE OIL AND GAS, INC.
                                        (Registrant)

                                        Dated:  August 14, 2000



                                        By:  s/Gregory W. Skufca
                                           -------------------------------
                                           Gregory W. Skufca, President

                            BUCKEYE OIL AND GAS, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................17