Form 10QSB
period 2000-09-30
BUCKEYE OIL & GAS INC
filed 2000-11-13
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2000, was 500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the nine month period ended September 30, 2000, are attached hereto.

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

Results of Operations

                  The Company generated no revenues during the nine month period ended September 30, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                September   December
                                                30, 2000    31, 1999
                                                ---------  ---------
ASSETS

Current Assets - Cash                           $     472  $   1,163
                                                ---------  ---------
TOTAL ASSETS                                    $     472  $   1,163
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                $  12,749  $   5,959
                                                ---------  ---------

Total Current Liabilities                          12,749      5,959
                                                ---------  ---------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 25,000,000 Shares;
 Issued And Outstanding 0 Shares                        0          0

Common Stock, $.001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                500        500

Capital Paid In Excess of

 Par Value of Common Stock                        257,500    257,500

Retained Earnings (Deficit)                      (245,000)  (245,000)

Retained Earnings (Deficit) Accumulated

  During The Development Stage                    (25,277)   (17,796)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                        (12,277)    (4,796)
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     472  $   1,163
                                                =========  =========





              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                 Unaudited     Unaudited    Unaudited
                                Nine Month    Nine Month   Jan. 1, 1997
                              Interim Period Interim Period (Inception)
                                   Ended         Ended        Through
                                 September     September     September
                                  30, 2000     30, 1999      30, 2000
                                ------------  ------------  ----------
Revenue                         $          0  $          0  $        0
                                ------------  ------------  ----------
Expenses:

 Administrative Services               2,745         2,700       6,345
 Bank Charges                             96            54         182
 Professional Fees                     3,740        12,358      16,650
 Rent                                    900           900       2,100
                                ------------  ------------  ----------
Total Expenses                         7,481        16,012      25,277
                                ------------  ------------  ----------

Net (Loss) Before Other Income  $     (7,481) $    (16,012) $  (25,277)

Other Income - Interest                    0             0           0
                                ------------  ------------  ----------
Net Income (Loss)               $     (7,481) $    (16,012) $  (25,277)
                                ============  ============  ==========

Basic Earnings (Loss)
 Per Share                      $      (0.00) $      (0.00)
                                ============  ============
Weighted Average Common Shares

 Outstanding                         500,000       500,000
                                ============  ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------

                                                Unaudited     Unaudited
                                               Three Month   Three Month
                                             Interim Period Interim Period
                                                  Ended         Ended
                                                September     September
                                                 30, 2000      30, 1999
                                               ------------  ------------
Revenue                                        $          0  $          0
                                               ------------  ------------
Expenses:

 Administrative Services                                945           900
 Bank Charges                                            32            32
 Professional Fees                                      611         5,608
 Rent                                                   300           300
                                               ------------  ------------
Total Expenses                                        1,888         6,840
                                               ------------  ------------

Net (Loss) Before Other Income                 $     (1,888) $     (6,840)

Other Income - Interest                                   0             0
                                               ------------  ------------
Net Income (Loss)                              $     (1,888) $     (6,840)
                                               ============  ============

Basic Earnings (Loss)
 Per Share                                     $      (0.00) $      (0.00)
                                               ============  ============
Weighted Average Common Shares

 Outstanding                                        500,000       500,000
                                               ============  ============













              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------

                                  Unaudited     Unaudited     Unaudited
                                 Nine Month    Nine Month   Jan. 1, 1997
                               Interim Period Interim Period (Inception)
                                    Ended         Ended        Through
                                  September     September     September
                                  30, 2000      30, 1999      30, 2000
                                 ------------  ------------  ----------
Net (Loss)                       $     (7,481) $    (16,012) $  (25,277)

Adjustments to Reconcile Net
 Loss to Net Cash Used in
 Operating Activities:

  Increase in Account Payable           6,790         4,208      12,749

                                 ------------  ------------  ----------
 Net Flows From Operations               (691)      (11,804)    (12,528)
                                 ------------  ------------  ----------
Cash Flows From
 Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
 Financing Activities:
  Additional Paid In Capital                0        13,000      13,000
                                 ------------  ------------  ----------
Cash Flows From Financing                   0        13,000      13,000
                                 ------------  ------------  ----------
Net Increase In Cash                     (691)        1,196         472
Cash At Beginning Of Period             1,163             0           0
                                 ------------  ------------  ----------
Cash At End Of Period            $        472  $      1,196  $      472
                                 ============  ============  ==========












              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.



Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

--------------------------------------------------------------------------------

                                                             Deficit
                                                           Accumulated
                          Number Of          Capital Paid   During The
                           Common    Common  In Excess of  Development   Retained
                          Shares**    Stock    Par Value      Stage       Deficit     Total
                          --------   -------   ---------   -----------   ---------   --------
Balance At
  December 31, 1996,
  1997, 1998               500,000   $   500   $ 244,500   $         0   $(245,000)  $      0

Additional Paid In

  Capital                        -         -      13,000             -           -     13,000

Net (Loss) At

  December 31, 1999              -         -           -      (17,796)           -    (17,796)
                          --------   -------   ---------   -----------   ---------   --------
Balance At

  December 31, 1999        500,000       500     257,500      (17,796)    (245,000)    (4,796)

Net (Loss) At

  September 30, 2000             -        -            -       (7,481)           -     (7,481)
                          --------   -------   ---------   -----------   ---------   --------
Balance At

  September 30, 2000       500,000   $   500   $ 257,500   $   (25,277)  $(245,000)  $(12,277)
                          ========   =======   =========   ===========   =========   ========





** Reflects forward stock split of 2.040817 to 1.

              The Accompanying Notes Are An Integral Part Of These
                              Financial Statements.

Buckeye Oil & Gas, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 2000
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the nine month interim period ended September 30, 2000 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2000.

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

                                        BUCKEYE OIL AND GAS, INC.
                                        (Registrant)

                                        Dated:  November 9, 2000



                                        By:  s/Gregory W. Skufca
                                           ----------------------------
                                           Gregory W. Skufca, President

                            BUCKEYE OIL AND GAS, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................17