Form 10KSB
period 2000-12-31
BUCKEYE OIL & GAS INC
filed 2001-03-12
CIK 1083277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 8, 2001: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 8, 2001, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Five Pages.
                  Exhibit Index is Located at Page Twenty Two.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            BUCKEYE OIL AND GAS, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I

Item 1.    Description of Business....................................         4
Item 2.    Description of Property....................................         6
Item 3.    Legal Proceedings..........................................         6
Item 4.    Submission of Matters to a Vote of
               Security Holders.......................................         6

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters........................         7
Item 6.    Plan of Operations.........................................         7
Item 7     Financial Statements.......................................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure...............................        18


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act......................        18
Item 10.   Executive Compensation.....................................        19
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management..................................        20
Item 12.   Certain Relationships and Related
               Transactions...........................................        21

PART IV

Item 13.   Exhibits and Reports of Form 8-K...........................        22



SIGNATURES............................................................        23

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

Subsequent Event

     Effective February 27, 2001, the Company executed a letter of intent to engage in a merger with V-Formation, Inc., a New Jersey corporation ("V Formation"). The terms of the proposed transaction provide for a merger of the Company into V Formation, with V Formation being the surviving entity. If the proposed merger is successfully consummated, the Company's shareholders will exchange their shares of the Company's Common Stock held by them for an aggregate of 573,698 shares of V Formation "restricted" Common Stock, representing approximately 3% interest in V Formation, including convertible securities which V Formation has outstanding.

     V Formation is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of revolutionary in-line skates. Formed in January 1995, V Formation has experienced substantial growth as a result of increased sales revenue and product demand. Its management believes that, with suitable capital funding it will be well positioned to make substantial market penetration with respect to its product lines and add substantially to its growth. Additionally, through the use and acquisition of intellectual properties that are either owned or licensed exclusively by V Formation, it has established a broad foundation it has used to attain the accomplishments it has enjoyed to date, and that it intends to use as a springboard for future growth. Presently, all of V Formation's sports products incorporate cutting edge technology in their design and implementation.
Importantly, all of its key technologies are proprietary, licensable and transferable. V Formation's objective is to become the premier sports and sports related technologies firm in the sports entertainment industry.

     The letter of intent is a non-binding agreement and the closing of the proposed merger is subject to continued due diligence by both parties to the merger. As such, there can be no assurance that the proposed merger between the Company and V Formation will be successfully consummated. In the event this proposed merger does not close, management will continue to attempt to implement the Company's business plan described herein.

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

     (b) Holders. There are nine (9) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2001, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

ITEM 7.  FINANCIAL STATEMENTS

                            BUCKEYE OIL AND GAS, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report                                              F-2

Balance sheet as of December 31, 2000                                     F-3

Statements of operations for the years ended
   December 31, 2000 and 1999 and for the period
   January 1, 1997 (inception of development stage)
   through December 31, 2000                                              F-4

Statement of stockholders' deficit for the years ended
   December 31, 2000 and 1999 and for the period
   January 1, 1997 (inception of development stage)
   through December 31, 2000                                              F-5

Statements of cash flows for the years ended December 31,
   2000 and 1999 and for the period January 1, 1997 (inception
   of development stage) through December 31, 2000                        F-6

Notes to financial statements                                          F-7 - F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Buckeye Oil and Gas, Inc.
Englewood, Colorado

We have audited the accompanying balance sheet of Buckeye Oil and Gas, Inc., (a development stage company), as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Buckeye Oil and Gas, Inc. for the year ended December 31, 1999 and the period January 1, 1997 (inception of development stage) through December 31, 1998, were audited by other auditors whose report dated March 24, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckeye Oil and Gas, Inc. (a development stage company) at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        HORTON & COMPANY, L.L.C.




Wayne, New Jersey
March 8, 2001

                            BUCKEYE OIL AND GAS, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                December 31, 2000

                                     ASSETS

Current assets:
   Cash                                                          $        440
                                                                 ------------

               Total current assets                              $        440
                                                                 ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                              $     17,126
                                                                 ------------

               Total current liabilities                               17,126
                                                                 ------------

Stockholders' deficit:
   Preferred stock, $.01 par value
      25,000,000 shares authorized,
      no shares issued and outstanding                                      -
   Common stock, $.001 par value
      100,000,000 shares authorized,
      500,000 shares issued and outstanding                               500
   Additional paid-in capital                                         257,500
   Accumulated deficit                                               (245,000)
   Deficit accumulated during the development stage                   (29,686)
                                                                 ------------

               Total stockholders' deficit                            (16,686)
                                                                 ------------

               Total liabilities and stockholders' deficit       $        440
                                                                 ============









                        See notes to financial statements

                            BUCKEYE OIL AND GAS, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                January 1, 1997
                                                                 (inception of
                                     Year ended December 31,  development stage
                                     -----------------------      through
                                         2000       1999      December 31, 2000
                                       --------   --------    -----------------

Revenue                                $      -   $      -    $               -
                                       --------   --------    -----------------

Operational expenses:
    Administrative services               3,645      3,600                7,245
    Bank charges                            128         86                  214
    Professional fees                     6,917     12,910               19,827
    Rent                                  1,200      1,200                2,400
                                       --------   --------    -----------------

                                         11,890     17,796               29,686
                                       --------   --------    -----------------

Net loss                               $(11,890)  $(17,796)   $         (29,686)
                                       ========   ========    =================


Basic loss per share                   $  (0.02)  $  (0.04)   $           (0.06)
                                       ========   ========    =================

Weighted average shares outstanding     500,000    500,000              500,000
                                       ========   ========    =================



















                        See notes to financial statements


                            BUCKEYE OIL AND GAS, INC.
                          (a development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                   Years ended December 31, 2000 and 1999 and
         for the period January 1, 1997 (inception of development stage)
                            through December 31, 2000



                                                                       Deficit
                                                                     accumulated
                                         Common stock    Additional   during the
                                       ----------------   paid-in    development  Accumulated
                                        Shares  Amount    capital       stage       deficit
                                       -------  ------   ----------  -----------  -----------
Balance at January 1, 1997
   (inception of development stage)    500,000  $  500   $  244,500  $         -  $  (245,000)

Net loss                                     -       -            -            -            -
                                       -------  ------   ----------  -----------  ------------

Balance at December 31, 1997 and 1998  500,000     500      244,500            -      (245,000)

Additional paid-in capital                   -       -       13,000            -             -
Net loss                                     -       -            -      (17,796)            -
                                       -------  ------   ----------  -----------  ------------

Balance at December 31, 1999           500,000     500      257,500      (17,796)     (245,000)

Net loss                                     -       -            -      (11,890)            -
                                       -------  ------   ----------  -----------  ------------

Balance at December 31, 2000           500,000  $  500   $  257,500  $   (29,686) $   (245,000)
                                       =======  ======   ==========  ===========  ============














                        See notes to financial statements

                                       F-5
                                                                              13


                            BUCKEYE OIL AND GAS, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                              January 1, 1997
                                                                              (inception of
                                                    Year ended December 31, development stage)
                                                    -----------------------      through
                                                        2000      1999       December 31, 2000
                                                      --------  ---------    -----------------
Net loss                                              $(11,890) $ (17,796)   $         (29,686)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Increase in accounts payable                      11,167      5,959               17,126
                                                      --------  ---------    -----------------

            Net cash used in operating activities         (723)   (11,837)             (12,560)
                                                      --------  ---------    -----------------

Cash flows from financing activities:

   Additional paid-in capital                                -     13,000               13,000
                                                      --------  ---------    -----------------

            Net cash provided by financing activities        -     13,000               13,000
                                                      --------  ---------    -----------------

Net increase (decrease) in cash                           (723)     1,163                  440

Cash, beginning of period                                1,163         -                     -
                                                      --------  --------     -----------------

Cash, end of period                                   $    440  $  1,163     $             440
                                                      ========  ========     =================

















                        See notes to financial statements

                            BUCKEYE OIL AND GAS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2000 and 1999

1.       Summary of significant accounting policies

         This summary of significant accounting policies of Buckeye Oil and Gas, Inc. (a development stage company) (hereinafter the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of the Company, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                  History and business activity

         On March 7, 1986, Buckeye Oil and Gas, Inc. ( the "Company") was incorporated under the laws of Colorado, for the purpose of gas exploration. In December 1989, the Company ceased operations in the oil and gas business. On January 1, 1997, the Company's new management decided to search for a merger or acquisition candidate and therefore has entered into the development stage.

         During August 1999, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities and Exchange Act of 1934, as amended ("34 Act").

                  Development stage

         The Company is currently in the developmental stage and has no significant operations to date.

                  Basic loss per common share

         Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

2.       Stockholders' deficit

                  Stock split

         On March 1, 1999, the Company declared a forward split of the Company's issued and outstanding common stock on a 2.040817 to 1 basis. The forward split did not effect any change in the stated capital of the Company or in the proportional ownership or other rights of the shareholders. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common stock shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the stock split on a retroactive basis.

                  Common stock

         The Company initially authorized 245,000 shares of $.001 par value common stock.

         In February 1999, the Company amended the Articles of Incorporation and had authorized 100,000,000 shares of common stock of $.001 par value per share and 25,000,000 shares of Preferred Stock at $.01 par value per share.

                  Preferred stock

         The Company has authorized 25,000,000 shares of $.01 par value preferred stock. The voting powers, rights and preferences of the preferred stock to be determined by the Board of Directors at the time of issuance. No preferred shares have been issued to date.

3.       Related party events

         The Company's executive offices are located in Englewood, Colorado, where office space and administrative services are provided by a shareholder of the Company. During 2000 and 1999, the Company recorded rent expense of $100 per month for the use of this space and $300 per month for administrative services.

4.       Income taxes

         The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         As of December 31, 2000 and 1999, the Company has a deferred tax asset of $5,940 and $3,560 which arises from a net operating loss carryforward of approximately $29,700 and $17,800, respectively. The Company's net operating loss carryforward expires in the years 2013 and 2014. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance. The net increase in the valuation allowance for the years ended December 31, 2000 and 1999 was $2,380 and $3,560, respectively.

5.       Basis of presentation

         In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the business or a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations though a merger candidate.

6.       Subsequent event

                  Planned merger

         Effective February 27, 2001, the Company executed a letter of intent to merge with V-Formation, Inc., ("V-Formation") a New Jersey corporation. The terms of the proposed transaction provide for a merger of the Company into V-Formation, with V-Formation being the surviving entity. If the proposed merger is successfully consummated, the Company's shareholders will exchange their shares of the Company's common stock held by them for an aggregate of 573,698 shares of V-Formation "restricted" common stock, representing approximately 3% interest in V-Formation, including a portion of convertible securities which V-Formation has outstanding.

         V-Form is engaged in the sale of patented V-configuration roller skates to sporting goods retailers located throughout the United States and Canada. During 1999, V-Formation, Inc. acquired the Nexed brand of hockey equipment and apparel.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In February 2001, the Company filed a report on Form 8-K, advising of the resignation of Kish, Leake & Associates as the Company's independent accountant and the retention of Horton & Company, LLP as the Company's independent accountants, who have audited the Company's financial statements for the fiscal years ended December 31, 2000 and 1999 included herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                     Age        Position
----                     ---        --------

Gregory W. Skufca         43        President and Director

Darlene D. Kell           55        Secretary, Treasurer
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

     Darlene D. Kell, is Secretary, Treasurer and a director of the Company, positions to which she was appointed in October, 2000, as a result of the death of Ms. Gilberta Gara, who held the similar positions with the Company prior to Ms. Kell. Since September 1994, Ms. Kell has been employed as a paralegal and office manager for Andrew I. Telsey, P.C., Englewood, Colorado, legal counsel to the Company. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 10 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. In January 2000, at the same time as he tendered his resignation as an officer and director, Mr. Greg Simonds transferred all of his shares, constituting 135,184 common shares, were transferred to Mr. Skufca. Mr. Skufca and Ms. Kell were also each required to file a Form 4 with the SEC, reflecting the fact that they had assumed their positions as officers and directors of the Company, as well as Mr. Skufca's acquisition of Mr. Simonds' shares. To the best knowledge of the Company, neither Ms. Kell nor Messrs. Simonds nor Skufca filed a Form 4 with the SEC within the time parameters required. Ms. Kell owns no shares of the Company's common stock. All of the issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 2000 and 1999 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                  Other                Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-    Stock    Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)    SARs    Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------

Gregory     1999  $    0  $   0  $    0    $      0      0     $     0  $    0
Simmons,
President &
Director

Gregory W.  2000  $    0  $   0  $    0    $      0      0     $     0  $     0
Skufca,
President &
Director

-------------------------

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2001, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 1999 or 2000.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2000.

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

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class
--------------       -----                -----           -----

Common        Gregory W. Skufca(1)      254,368            50.9%
              2191 W. Dry Creek Road
              Littleton, CO  80120

Common        Estate of Gilberta Gara    35,000             7.0%
              RR 2, Box 241
              Torrington, WY  82240

Common        Ray Daniels                40,000             8.0%
              898 Pimlico Court
              Boulder, CO  80303

Common        Gerald Loffredo            49,000             9.8%
              1990 W. Rockrose Way
              Chandler, AZ  85248

Common        Jack Beam                  47,816             9.6%
              5910 S. University Blvd.
              Suite C-18, #429
              Littleton, CO  80121

Common        Mike Wolf                  43,612             8.7%
              3430 E. Geddes Place
              Littleton, CO  80122

Common        All Officers and          254,368            50.9%
              Directors as a
              Group (2 person)

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

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2001.

                                       BUCKEYE OIL AND GAS, INC.
                                       (Registrant)

                                       By:s/ Gregory W. Skufca
                                          ---------------------------
                                          Gregory W. Skufca, President


                                       By:s/ Darlene D. Kell
                                          ---------------------------
                                          Darlene D. Kell
                                          Secretary-Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2001.

s/ Gregory W. Skufca
------------------------------
Gregory W. Skufca, Director

s/ Darlene D. Kell
-------------------------------
Darlene D. Kell, Director

                            BUCKEYE OIL AND GAS, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . .       25