Form 10QSB
period 2001-03-31
V FORMATION INC/NJ/
filed 2001-05-15
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-25725



                                V-FORMATION, INC.
        (Exact name of small business issuer as specified in its charter)


                            BUCKEYE OIL AND GAS, INC.
                           (Former name of registrant)


                                   New Jersey
         (State or other jurisdiction of incorporation or organization)


                                   22-3345169
                        (IRS Employer Identification No.)


                              170 Beaver Brook Road
                                Lincoln Park, NJ
                    (Address of principal executive offices)

                                      07025
                                   (Zip Code)

                                 (973) 872-9400
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.


The number of shares of the registrant's only class of common stock issued and outstanding, as of May 14, 2001, was 14,471,045 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three months ended March 31, 2001, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

     V-Formation, Inc. ("we", "us", "our" or "the Company) is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada.

     Effective March 16, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and Rule 12(g)(3)(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), we acquired all of the outstanding shares of Buckeye Oil & Gas, Inc., a public reporting company, in exchange for 478,082 shares of our common stock and the cash payment of $150,000. The shares issued represent approximately 2.5% of our issued and outstanding common stock at the time of closing. We were the surviving entity and by virtue of the merger, we became a reporting company under the 1934 Act.

     We believe that, with suitable capital funding, we will be well positioned to make substantial market penetration with respect to our product lines and capture market share, substantially fueling our growth. Additionally, through the use and acquisition of intellectual properties which are either owned or licensed exclusively by us, we have effectively established the broad foundation we have used to attain the accomplishments we have enjoyed to date. Furthermore, we intend to use our intellectual properties as a springboard for future growth. Presently, all our sports products incorporate next generation technology in their design and implementation. Importantly, all our key technologies are proprietary, licensable and transferable.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three month periods ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Our revenues decreased to $199,819 for the three month period ended March 31, 2001 from $264,547 for the similar period in 2000, a decrease of $64,728 (24.5%). This decrease in revenues was attributable to the inability of our suppliers to obtain raw materials in a timely manner to meet the demand for orders during this period. We currently have approximately $700,000 in back orders, due primarily to this situation. We view this issue as a one time problem and believe that this problem has been remedied.

     In the three months ended March 31, 2001, costs of sales also decreased, to $191,192 compared to $227,310 for the similar period in 2000, a decrease of $36,118 (15.9%). This was due primarily to the decrease in revenues described in the paragraph above, as well as due to the closing of a factory, as discussed below. When we closed this factory, we sold inventory at lower prices to facilitate the factory closing.

     Selling, general and administrative expenses were $1,393,278 for the three months ended March 31, 2001, compared to $745,488 for the similar period in 2000, an increase of $647,790 (86.9%). This increase was due primarily to costs associated with the acquisition of two of our wholly owned subsidiaries, On Net Sports and Soft Machine, Inc., which were acquired during the latter part of 2000 and the first quarter of 2001. These costs totaled approximately

$207,000. In addition, we retained KPMG as our financial advisors during the last quarter of 2000. First quarter expenses applicable to this relationship were approximately $70,000.

     Also, during the three month period ended March 31, 2001, we incurred a one-time charge of $102,643, arising from the closing of our warehouse facility in Paterson, NJ. This warehouse facility is now located in Colorado for efficiency purposes.

     During the three month period ended March 31, 2000, we also incurred a one time charge of $4,410,000, which was paid by the issuance of 735,000 shares of our common stock. This charge arose out of the settlement of claims against us relating to the settlement of a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested equity capital into our company. These investors acquired our Series B Preferred Stock. Although a part of that transaction was later rescinded and we agreed to repay a portion of the proceeds invested (in the form of a loan), the plaintiffs asserted that they were entitled to a finder's fee for having made the introductions.

     Interest expense decreased from $16,048 in the three months ended March 31, 2000, to $1,044 for the three months ended March 31, 2001, a decrease of $15,004 (93.5%). This decrease was due to lower debt balances on which interest is calculated, along with an accelerated debt payment made in the prior period. See "Liquidity and Capital Resources" below.

     As a result, we generated a net loss of $(1,621,249) for the three months ended March 31, 2001 ($.16 per share) compared to a net loss of $(5,246,594) for the three months ended March 31, 2000 ($.77 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had $2,284,592 in cash and cash equivalents. Accounts receivable decreased to $87,752 from $173,349 at December 31, 2000, a decrease of $85,597 (49.4%), which our management attributes to the fact that seasonal sales at the end of December would normally create a higher receivable balance at that time.

     At March 31, 2001, we had certain outstanding notes payable, including a note payable in 18 equal quarterly installments of $77,153, including interest at 8%, which commenced April 1, 1998 and is due July 1, 2002. These notes are collateralized by consent judgments in favor of the creditors and are guaranteed by certain of our officers. These agreements also contain certain covenants that restrict officers compensation, the making of loans and prohibit the declaration or payment of cash dividends during the term of the note.

     In addition, we have an outstanding note payable which had a principal balance of $140,000 at March 31, 2001. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

TRENDS

     Our strategy is to direct our current efforts to increase sales and market penetration. While no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories, will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner.

     We are also exploring possible diversification of our business. In this regard, we have identified three possible acquisition candidates operating in
(i) the food and beverage industry; and (ii) fiber optics industry. If acquired, we will most likely issue shares of our common or preferred stock as consideration, along with nominal cash. We are currently discussing these acquisitions and believe that, based upon our management's prior business experience, there exists a mutual synergy that could ultimately generate substantial profits. However, there can be no assurance that we will acquire any of these businesses, or if acquired, that these businesses will be profitable.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the three months ended March 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are party to various judicial and administrative matters, including the following:

     In December 1999, the New Jersey Bureau of Securities served an administrative complaint on us alleging that we had sold unregistered securities and used unregistered agents for the purpose and that we had failed to disclose or misstated material information about us in selling our securities. This administrative complaint was never formally docketed. We denied any and all allegations.

     In March 2001, the New Jersey Bureau of Securities entered into a Consent Decree with us, wherein we, without admitting or denying any wrongdoing, did agree to pay $212,000 over a nine (9) month period in equal increments of $23,555. All payments have been made in a timely manner as of the date of this Report.

     In January 2001, we filed a complaint against Benetton Group, SPA and Roller Blade, Inc. in the United States District Court, Southern District of New York, Docket No. 01 CIV 510, wherein we have alleged willful infringement of our patent rights for our inline skate frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on our patents. The defendants have filed an answer and the matter is currently in the discovery phase. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. While no assurances can be provided, we are optimistic about the likelihood of success.

     In February 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 1298, against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salmon AG, for willful infringement of certain of our patent rights for our inline skate frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. In March 2001, we voluntarily dismissed this action without prejudice, after we executed an agreement with the defendants. This agreement provides that the parties will enter into settlement discussions for a period of 75 days. If no agreement has been reached during these discussions, we intend to refile our complaint.

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM S.P.A., Fila Holding S.P.A. and Fila U.S.A., Inc., for willful infringement of certain of our patent rights for our inline skates. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. As of the date of this report, service of our complaint is being effectuated on the foreign defendants. Thereafter, appropriate discovery will commence. While no assurances can be provided, we are optimistic about the likelihood of success.

     In April 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against First Team Sports, Inc. for willful infringement of certain of our patent rights for our inline skates, as well as breach of contract. Upon information and belief, the defendant is making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. Service of process has not yet been effectuated upon the defendant. Once service is completed, it is expected that the parties will commence appropriate discovery. While no assurances can be provided, we are is optimistic about the likelihood of success.

     On June 1, 2000, Warren Depree, a former employee, filed a three count complaint against us, alleging a violation of the New Jersey Conscientious Employee Protection Act, wrongful acts sounding and intentional torts. This matter is currently pending in the Superior Court of New Jersey, Hunterdon County, Warren Depree v. V-Formation, Inc., Docket No. HNT-L-325-00. It is our position that all of the claims are without merit and we are vigorously defending this matter.

     Librie vs. V-Formation, Inc. was commenced in Superior Court of New Jersey, Passaic County in January 1999, alleging damages for injuries sustained due to an alleged design defect. Following the deposition of the plaintiff, it appears that the current basis of the claim suggests a design defect which would not allow the wheels to slide during a T-stop configuration. This represents a change in the plaintiff's liability theories from the one stated in the complaint, which alleged an absence of breaking components. While no assurances can be provided, we believe the liability aspects of this claim are without merit. Attorneys for our product liability insurance provider are handling this matter.

     V-Formation, Inc. v. John B.M. Frohling, Esq. was commenced in the Superior Court of New Jersey for Essex County in June 1999. We alleged malpractice in connection with our previous legal counsel. We are seeking the full recovery of fees and additional recovery for punitive damages. The matter is still in the discovery phase. However, we have recently learned that the defendant has filed for protection in the United States Bankruptcy Court. Appropriate applications have been made for relief from the automatic stay.

     Tenzer-Greenblatt v. V-Formation, Inc. was commenced in the Supreme Court of the State of New York, Index No. 123484-99. Tenzer-Greenblatt, our former securities counsel, filed an arbitration petition pursuant to the fee engagement agreement of February 29, 1997 between the parties. They claim they are owed attorneys fees of $127,891 relative to securities work performed on our behalf and in connection with our defense of another matter, described above in "Liquidity and Capital Resources." All counterclaims which we have against the plaintiff can and will be raised in an arbitration forum.

Subsequent Event

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. We have not yet filed our answer or any counterclaims. It is our position that these claims are without merit and will be vigorously defended and we may assert counterclaims when we file our responsive pleading.

     We have been named as a defendant in several other lawsuits in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     In addition to the issuance of our common stock described in "Results of Operations" above, effective March 16, 2000, pursuant to an Agreement and Plan of Reorganization between us and Buckeye Oil and Gas, Inc. ("Buckeye"), a Colorado corporation, all outstanding shares of common stock of Buckeye were exchanged for 478,082 shares of our common stock and other cash consideration in a transaction in which we were the surviving company.

     Also, in March 2001, we sold 190,165 shares of our common stock at a price of $3.00 per share to 21 "accredited investors" (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended), for total proceeds of $570,495. Further, in March 2001, 20,000 warrants which had previously been issued were exercised by the holders thereof, which warrants had an exercise price of $3.00 per share. We received aggregate proceeds of $60,000 therefrom. Finally, also in March 2001, certain of our management exercised 3,712,966 common stock purchase warrants previously issued to them at an exercise price of $.10 per warrant. We received aggregate proceeds of $371,297 from these exercises.

     In each of the aforesaid transactions, we relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder to issue the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K

     During the three month period ended March 31, 2001, we filed a report on Form 8-K dated March 16, 2001, advising that we had successfully consummated a merger with Buckeye Oil & Gas, Inc., a public reporting company. Also included in this report was disclosure that we had changed our independent accountants, from Kish, Leake & Associates, P.C., to Horton & Company, LLP.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   March 31,    December 31,
                                                     2001          2000
                                                -------------  -------------
                                                 (unaudited)
Current assets:
   Cash                                         $   2,284,592  $     709,351
   Accounts receivable, net of
      allowance for doubtful accounts
      of $21,000 in 2001 and 2000                      87,752        173,349
   Inventories                                         84,977        366,253
   Prepaid expenses and other current assets           92,864         44,757
                                                -------------  -------------

               Total current assets                 2,550,185      1,293,710

Property and equipment, net                           369,554        334,339

Patents and trademarks,
   net of accumulated amortization
   of $130,315 in 2001 and $119,563 in 2000           522,662        521,119

Cost in excess of net assets acquired,
   net of accumulated amortization                  1,584,246              -

Security deposits                                      38,437         37,437
                                                -------------  -------------

                                                $   5,065,084  $   2,186,605
                                                =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt         $     325,495  $     334,227
   Accounts payable and accrued expenses              564,335        510,096
                                                -------------  -------------

               Total current liabilities              889,830        844,323
                                                -------------  -------------

Long-term debt, net of current maturities             254,797        290,607
                                                -------------  -------------

Stockholders' equity:
  Preferred stock - no par value,
    7,500,000 shares authorized,
    1,475,148 shares issued, 1,474,064
    shares outstanding in 2001 and 2000             5,286,470      5,286,470
  Common stock - no par value,
    45,000,000 shares authorized,
    14,922,363 shares issued,
    14,315,914 shares outstanding in 2001
    10,516,150 shares issued,
    10,038,234 shares outstanding in 2000          27,622,175     25,180,805
  Additional paid-in capital                       30,693,116     30,693,116
   Subscriptions receivable                           (22,000)    (2,457,545)
   Accumulated deficit                            (59,063,115)   (57,441,822)
   Treasury stock at cost, 607,533 shares
     in 2001 and 479,000 shares in 2000              (596,189)      (209,349)
                                                -------------  -------------

                                                    3,920,457      1,051,675

                                                $   5,065,084  $   2,186,605
                                                =============  =============

            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three-month period
                                                      ended March 31,
                                                 ------------------------
                                                     2001         2000
                                                 -----------  -----------
                                                 (unaudited)

Sales                                            $   199,819  $   264,547

Cost of goods sold                                   191,192      227,310
                                                 -----------  -----------

Gross profit                                           8,627       37,237
                                                 -----------  -----------

Operating expenses:
   Selling and promotional                           349,936      148,612
   General and administrative                      1,043,342      596,876
   Factory closing charges                           102,643            -
   Research and development                           82,943       65,021
   Depreciation and amortization                      35,012       28,116
                                                 -----------  -----------

                                                   1,613,876      838,625
                                                 -----------  -----------

Loss from operations before stock-based
   compensation                                   (1,605,249)    (801,388)
                                                 -----------  -----------

Operating expenses paid in stock and warrants:
   Fees and commissions                               15,000       19,158
   Litigation settlement                                   -    4,410,000
                                                 -----------  -----------
                                                      15,000    4,429,158

Loss from operations                              (1,620,249)  (5,230,546)

Interest expense                                      (1,044)     (16,048)
                                                 -----------  -----------

Net loss                                         $(1,621,293) $(5,246,594)
                                                 ===========  ===========


Loss per common share                            $     (0.16) $     (0.77)
                                                 ===========  ===========

Weighted average shares outstanding               10,228,353    6,820,572
                                                 ===========  ===========





            See notes to condensed consolidated financial statements


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three-month period
                                                                   ended March 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------  -----------
                                                              (unaudited)
Cash flows from operating activities:
   Net loss                                                   $(1,621,293) $(5,246,594)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                             35,012       28,116
         Fees and commissions paid in stock and warrants           15,000            -
         Litigation settlement paid in stock and warrants               -       19,158
         Debt incurred in litigation settlement                         -    4,410,000
         Charitable contributions paid in stock and warrants            -      195,000
         Factory closing charges                                  102,643            -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable             85,597      (78,209)
            (Increase) decrease in inventories                    188,685        2,882
            (Increase) decrease in prepaid expenses
               and other current assets                           (48,107)     (28,994)
            (Increase) decrease in security deposits               (1,000)        (950)
            Increase (decrease) in accounts payable                54,238      (26,740)
            Increase (decrease) in accrued expenses                     -      (20,650)
                                                              -----------  -----------

                  Net cash used in operating activities        (1,189,225)    (746,981)
                                                              -----------  -----------

Cash flows from investing activities:
   Capital expenditures for equipment, patents and trademarks     (81,821)     (35,270)
   Expenditures from business combination                        (150,000)           -
                                                              -----------  -----------

                 Net cash used in investing activities           (231,821)     (35,270)
                                                              -----------  -----------

Cash flows from financing activities:
   Principal payments under loan agreements                       (44,542)     (71,520)
   Proceeds from issuance of common stock                       3,427,669            -
   Proceeds from issuance of preferred stock                            -      913,208
   Purchase of treasury stock                                    (386,840)           -
                                                              -----------  -----------

                 Net cash provided by financing activities      2,996,287      841,688
                                                              -----------  -----------

Net increase in cash                                            1,575,241       59,437

Cash, beginning of period                                         709,351      160,186
                                                              -----------  -----------

Cash, end of period                                           $ 2,284,592  $   219,623
                                                              ===========  ===========

            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 March 31, 2001


1.   Basis of presentation

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. This information should be read in conjunction with the Company's Form 8-K filed March 16, 2001. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year.

2.   Nature of business

     V-Formation, Inc. (the "Company"), was organized in January 1995. The Company manufacture and sells patented V-configuration roller skates to sporting goods retailers located throughout the United States and Canada. During 1999, the Company acquired the Nexed brand of hockey equipment and apparel. During 2000, the Company acquired On Net Sports, Inc. ("ONSI"), a development stage company that has no operations to date. In addition, the Company incorporated Soft machine, Inc. ("SMI") as a wholly-owned subsidiary to acquire certain software and intellectual properties. SMI has had no operations to date.

3.   Net loss per common share

     Net loss per common share is computed based on the weighted average number of shares of common stock outstanding for the periods presented. The effect of stock options and warrants on the net loss per share was anti-dilutive for the periods presented.

4.   Business combination

     Effective March 14, 2001, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), the Company acquired all of the outstanding shares of Buckeye Oil and Gas, Inc. ("Buckeye"), a publicly-held corporation, in exchange for 478,082 shares of the Company's common stock and a payment of $150,000. The shares issued represent approximately 2.5% of the Company's outstanding securities subsequent to the transaction. V-Formation was the surviving corporation and by virtue of the merger, became a fully-reporting publicly-held company under the Securities Act of 1934. The business combination was accounted for as a purchase based on the value of the consideration paid by V-Formation. 13

5.   Equity transactions

     During March 2001, the following equity transactions took place:

     - The Company sold an additional 190,165 shares of common stock at $3 per share, raising proceeds of $570,495.

     - Investors exercised an additional 20,000 common stock warrants at an exercise price of $3 per share, raising proceeds of $60,000.

     - Officers of the Company exercised 3,712,966 common stock warrants at an exercise price of $0.10 per share.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         V-FORMATION, INC.
                                         (Registrant)

                                         Dated:  May 15, 2001


                                         By:s/ Richard Stelnick
                                            ---------------------------------
                                            Richard Stelnick, Chief Executive
                                            Officer