Form 10QSB
period 2001-06-30
V FORMATION INC/NJ/
filed 2001-08-17
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

                                      07035
                                   (Zip Code)

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


The number of shares of the registrant's only class of common stock issued and outstanding, as of August 14, 2001, was 15,514,952 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six months ended June 30, 2001, are attached hereto.

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

OVERVIEW

     V-Formation, Inc. ("we", "us", "our" or the "Company") is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada.

     Effective March 16, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and Rule 12(g)(3)(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), we acquired all of the outstanding shares of Buckeye Oil & Gas, Inc., a public reporting company, in exchange for 478,082 shares of our common stock and the cash payment of $150,000. The shares issued represented approximately 2.5% of our issued and outstanding common stock at the time of closing. We were the surviving entity and by virtue of the merger, we became a reporting company under the 1934 Act.

     While we can provide no assurances, we believe that, with suitable capital funding, we will be well positioned to make substantial market penetration with respect to our product lines and capture market share, substantially fueling our growth. Additionally, through the use and acquisition of intellectual properties which are either owned or licensed exclusively by us, we believe we have effectively established the broad foundation we have used to attain the accomplishments we have experienced to date. We intend to use our intellectual properties as a springboard for future growth. Presently, all our sports products incorporate next generation technology in their design and implementation. Importantly, all our key technologies are proprietary, licensable and transferable.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the six month periods ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Our revenues increased to $972,334 for the six-month period ended June 30, 2001 from $722,311 for the similar period in 2000 an increase of $250,023 (34.6%). The increase in revenues was mainly attributable to the sales of hockey pants totaling $496,163 in 2001 compared to $127,158 in 2000, an increase of $369,005 (290.2%). Within the pants category, sales of our Core pant model were $216,798, which represents 43.7% of our total pants revenue.

     In the six months ended June 30, 2001, costs of sales also increased, to $736,252 compared to $670,465 for the similar period in 2000, an increase of $65,787 (9.8%). This was due primarily to the increase in revenues described above offset by attaining higher margins (49%) on increased volume of pant sales. Profit margins also improved since we had less discount programs than in the prior year.

     Selling, general and administrative expenses were $1,936,949 for the six months ended June 30, 2001, compared to $1,577,579 for the similar period in 2000, an increase of $359,370 (22.8%). This increase was due primarily to costs associated with payments to newly retained outside consultants for which no costs were recorded in the first six months of 2000. These consultants are comprised of financial advisors, a patent expert and an investor relations firm hired subsequent to our merger with Buckeye Oil and Gas and becoming a public reporting company. The payments to these consultants during the first six months 2001 totaled $183,928 while there were no payments in the similar period in 2000. Also, in the first six months of 2001, we incurred approximately
$120,000 of costs related to applications to various stock exchanges and to costs in connection with settlement with the New Jersey Bureau of Securities in the matter described under legal proceedings.

     Also, during the six-month period ended June 30, 2001, we incurred a one-time charge of $102,643 arising from the closing of our warehouse facility in Paterson, NJ. Our warehouse operations are now handled by a fulfillment center located in Aurora, Colorado. As a result of this change, we expect that profit margins will increase in the future due to lower costs of sales by reducing employee related costs, shipping costs and general factory overhead.

     In addition, during the six-month period ended June 30, 2001, we incurred $850,000 of expenses paid to outside consultants in the form of common stock issuances.

     During the six month period ended June 30, 2000, we also incurred a one-time charge of $4,410,000, which was paid by the issuance of 735,000 shares of common stock, which was recorded at $6.00 per share, the most recent issuance price for our common stock at the time of issuance. This charge arose out of the settlement of claims against us relating to a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested equity capital into our company. The plaintiffs asserted that they were entitled to a finder's fee for having made certain introductions.

     Interest expense decreased from $33,015 in the six months ended June 30, 2000 to $11,135 for the six months ended June 30, 2001, a decrease of $21,880 (66.3%). This decrease was due to lower debt balances on which interest is calculated, along with an accelerated debt payment made in the prior period. See "Liquidity and Capital Resources" below.

     Effective April 2001, we discontinued the operations of two of our subsidiaries, On Net Sports, Inc., a proposed media company and Soft Machine, Inc., a computer software company. The operating expenses of these subsidiaries, which totaled $208,555 during the six-month period ended June 30, 2001, have been reported as discontinued operations in our consolidated statement of operations. Neither of the subsidiaries had generated any revenues since their inception late in 2000.

     As a result, we generated a net loss of $(3,173,100) for the six months ended June 30, 2001 ($.25 per share) compared to a net loss of $(6,172,022) for the six months ended June 30, 2000 ($.86 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At June 30,  2001,  we had  $1,483,266  in cash and  cash  equivalents,  an increase of $773,915 from December 31, 2000. This increase in cash was attributable to approximately $4,190,000 of proceeds received from the sale of our common stock, principally from the exercise of outstanding warrants. This increase was offset by principal payments under loan agreements ($119,098), capital expenditures ($116,613), cost of the merger with Buckeye Oil and Gas ($150,000) and cash used in operating activities ($3,030,567). Accounts receivable increased to $591,100 from $173,349 at December 31, 2000, which is attributable to the increased sales volume during the second quarter of the current year.

     At June 30, 2001, we had certain outstanding notes payable, including notes payable in the original principal balances of $1,156,000, payable in 18 equal quarterly installments of $77,153, including interest at 8%, which commenced April 1, 1998 and is due July 1, 2002. As of August 13, 2001, the outstanding principal balance on this note was $282,756. These notes are collateralized by consent judgments in favor of the creditors and are personally guaranteed by certain of our officers. These agreements also contain certain covenants that restrict officers' compensation, the making of loans and prohibit the declaration or payment of cash dividends during the term of the notes.

     In addition, we have an outstanding note payable which had a principal balance of $140,000 at June 30, 2001. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

TRENDS

     Our strategy is to direct our current efforts to increase sales and market penetration. While no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories, will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner.

     In addition, in prior Reports we had disclosed our possible diversification into other industries. We explored various opportunities which had presented themselves and thereafter, our management has decided to devote our resources to our core business of sporting good distribution.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the six months ended June 30, 2001.

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

     In February 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 1298, against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salmon AG, for willful infringement of certain of our patent rights for our inline skate frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. In March 2001, we voluntarily dismissed this action without prejudice, after we executed an agreement with the defendants. This agreement provided that the parties enter into settlement discussions for a period of 75 days. However, no agreement was reached during these discussions and as a result, we refiled our complaint. We are currently awaiting the defendant's answer to our complaint. While no assurances can be provided, we are optimistic about the likelihood of success.

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM S.P.A., Fila Holding S.P.A. and Fila U.S.A., Inc., for willful infringement of certain of our patent rights for our inline skates. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. As of the date of this Report, service of our complaint has been effectuated on the foreign defendants and discovery has commenced. Additionally, we have amended our complaint to include certain of the defendant's retailers, who are currently being served. While no assurances can be provided, we are optimistic about the likelihood of success.

     In April 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against First Team Sports, Inc. for willful infringement of certain of our patent rights for our inline skates, as well as breach of contract. Upon information and belief, the defendant is making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. Service of process has been effectuated upon the initial defendant and discovery is being commenced. Additionally, we have amended our complaint to include certain of the defendant's retailers, who are currently being served. While no assurances can be provided, we are is optimistic about the likelihood of success.

     On June 1, 2000, Warren Depree, a former employee, filed a three count complaint against us in the Superior Court of New Jersey, Hunterdon County, Warren Depree v. V-Formation, Inc., Docket No. HNT-L-325-00, alleging a violation of the New Jersey Conscientious Employee Protection Act, wrongful acts sounding and intentional torts. In June 2001, this matter was settled by payment of $5,000 to the plaintiff.

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

     Tenzer-Greenblatt v. V-Formation, Inc. was commenced in the Supreme Court of the State of New York, Index No. 123484-99. Tenzer-Greenblatt, our former securities counsel, filed an arbitration petition pursuant to the fee engagement agreement of February 29, 1997 between the parties. They claim they were owed attorneys fees of $127,891 relative to securities work performed on our behalf and in connection with our defense of another matter, described above in "Liquidity and Capital Resources." In June 2001, this matter was settled by the payment of $25,000 to the plaintiff.

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. We have filed our answer and counterclaims. It is our position that these claims are without merit and will be vigorously defended.

     We have been named as a defendant in several other lawsuits in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     Since March 2001, we have sold 345,165 shares of our common stock at a price of $3.00 per share to 22 "accredited investors" (as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended), for total proceeds of $1,035,495. Further, since January 2001, 611,207 warrants which had previously been issued were exercised by the holders thereof, which warrants had an exercise price of $3.00 per share. We received aggregate proceeds of $739,564, net of $1,094,057 of subscriptions receivable.

     In June 2001, we issued 330,000 shares of our common stock to outside consultants as compensation for assets and services valued at $990,000 ($3.00 per share).

     In each of the aforesaid transactions, we relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder to issue the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three month period ended June 30, 2001. However, subsequent thereto, the holders of a majority of our issued and outstanding shares of common stock adopted our 2001 Stock Option Plan, reserving 3 million shares of common stock for issuance thereunder. As of the date hereof, no options have been issued under the Plan.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended June 30, 2001.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    June 30,      December 31,
                                                      2001            2000
                                                 --------------  --------------
                                                  (unaudited)
Current assets:
   Cash                                          $    1,483,266  $      709,351
   Accounts receivable, net of allowance for
      doubtful accounts of $50,000 in 2001
      and $21,000 in 2000                               591,100         173,349
   Inventories                                          337,107         366,253
   Prepaid expenses and other current assets            479,103          44,757
                                                 --------------  --------------

               Total current assets                   2,890,576       1,293,710
                                                 --------------  --------------

Property and equipment, net                             351,532         334,339
                                                 --------------  --------------

Patents and trademarks,
   net of accumulated amortization
   of $141,069 in 2001 and $119,563 in 2000             540,464         521,119

Cost in excess of net assets acquired,
   net of accumulated amortization                    1,544,640               -

Security deposits                                        28,499          37,437
                                                 --------------  --------------

                                                 $    5,355,711  $    2,186,605
                                                 ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt          $      319,449  $      334,227
   Accounts payable and accrued expenses                496,960         510,096
                                                 --------------  --------------

               Total current liabilities                816,409         844,323
                                                 --------------  --------------

Long-term debt, net of current maturities               186,288         290,607
                                                 --------------  --------------

Stockholders' equity:
  Preferred stock - no par value,
      7,500,000 shares authorized,
      1,475,148 shares issued, 1,474,064
      shares outstanding in 2001 and 2000             5,286,470       5,286,470
   Common stock - no par value,
      45,000,000 shares authorized,
      16,121,701 shares issued, 15,514,952
      shares outstanding in 2001
      10,516,150 shares issued, 10,038,234
      shares outstanding in 2000                     30,680,396      25,180,805
   Additional paid-in capital                        30,693,116      30,693,116
   Subscriptions receivable                          (1,094,057)     (2,457,545)
   Accumulated deficit                              (60,614,922)    (57,441,822)
   Treasury stock at cost, 607,833 shares
      in 2001 and 479,000 shares in 2000               (597,989)       (209,349)
                                                 --------------  --------------

                                                      4,353,014       1,051,675

                                                 $    5,355,711  $    2,186,605
                                                 ==============  ==============

            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six-month period
                                                         ended June 30,
                                                   --------------------------
                                                       2001           2000
                                                   -----------    -----------

Sales                                              $   972,334    $   722,311

Cost of goods sold                                     736,252        670,465
                                                   -----------    -----------

Gross profit                                           236,082         51,846
                                                   -----------    -----------

Operating expenses:
   Selling and promotional                             758,100        609,390
   General and administrative                        1,178,849        968,189
   Factory closing charges                             102,643              -
   Research and development                            192,897        128,113
   Depreciation and amortization                       109,630         56,232
   Interest and other                                    8,508         32,786
                                                   -----------    -----------

                                                     2,350,627      1,794,710
                                                   -----------    -----------

Loss from operations before stock-based
   Compensation                                     (2,114,545)    (1,742,864)
                                                   -----------    -----------

Operating expenses paid in stock and warrants:
   Fees and commissions                                850,000         19,158
   Litigation settlement                                     -      4,410,000
                                                   -----------    -----------

                                                       850,000      4,429,158
                                                   -----------    -----------

Loss from continuing operations                     (2,964,545)    (6,172,022)

Discontinued operations                               (208,555)             -
                                                   -----------    -----------

Net loss                                           $(3,173,100)   $(6,172,022)
                                                   ===========    ===========

Loss per common share:
   Continuing operations                           $     (0.23)   $     (0.86)
   Discontinued operations                               (0.02)             -
                                                   -----------    -----------

                                                   $     (0.25)   $     (0.86)
                                                   ===========    ===========

Weighted average shares outstanding                 12,894,186      7,188,095
                                                   ===========    ===========




            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three-month period
                                                       ended June 30,
                                                --------------------------
                                                    2001           2000
                                                -----------    -----------

Sales                                           $   772,515    $   457,764

Cost of goods sold                                  545,060        443,155
                                                -----------    -----------

Gross profit                                        227,455         14,609
                                                -----------    -----------

Operating expenses:
   Selling and promotional                          408,164        313,205
   General and administrative                       344,062        518,886
   Research and development                         109,954         63,092
   Depreciation and amortization                     74,618         28,116
   Interest and other                                 7,464         16,738
                                                -----------    -----------

                                                    944,262        940,037
                                                -----------    -----------

Loss from operations before stock-based
   Compensation                                    (716,807)      (925,428)
                                                -----------    -----------

Operating expenses paid in stock and warrants:
   Fees and commissions                             835,000              -
                                                -----------    -----------

Loss from continuing operations                  (1,551,807)      (925,428)

Discontinued operations                                   -              -
                                                -----------    -----------

Net loss                                        $(1,551,807)   $  (925,428)
                                                ===========    ===========

Loss per common share:
   Continuing operations                        $     (0.10)   $     (0.12)
   Discontinued operations                                -              -
                                                -----------    -----------

                                                $     (0.10)   $     (0.12)
                                                ===========    ===========

Weighted average shares outstanding              14,926,675      7,555,880
                                                ===========    ===========



            See notes to condensed consolidated financial statements


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six-month period
                                                                   ended June 30,
                                                              ------------------------
                                                                  2001        2000
                                                              -----------  -----------
Cash flows from operating activities:
   Net loss                                                   $(3,173,100) $(6,172,022)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Bad debts                                                 29,000            -
         Depreciation and amortization                            109,630       56,232
         Fees and commissions paid in stock and warrants          850,000       19,158
         Litigation settlement paid in stock and warrants               -    4,410,000
         Debt incurred in litigation settlement                         -      195,000
         Factory closing charges                                  102,643            -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable           (446,751)    (167,715)
            (Increase) decrease in inventories                    (63,445)     (12,766)
            (Increase) decrease in prepaid expenses
               and other current assets                          (566,742)     (37,993)
            (Increase) decrease in security deposits                8,938        5,050
            Increase (decrease) in accounts payable
               and accrued expenses                               119,260      167,506
                                                              -----------  -----------


                  Net cash used in operating activities        (3,030,567)  (1,537,550)
                                                              -----------  -----------

Cash flows from investing activities:
   Capital expenditures for equipment,
     patents and trademarks                                      (116,613)     (44,001)
   Expenditures from business combination                        (150,000)           -
                                                              -----------  -----------

                 Net cash used in investing activities           (266,613)     (44,001)
                                                              -----------  -----------

Cash flows from financing activities:
   Proceeds from notes payable                                          -      570,000
   Proceeds from shareholder loans                                      -      150,000
   Principal payments under loan agreements                      (119,098)    (164,641)
   Proceeds from issuance of common stock                       4,194,733      131,100
   Proceeds from issuance of preferred stock                            -      913,208
   Purchase of treasury stock                                      (4,540)           -
                                                              -----------  -----------

                 Net cash provided by financing activities      4,071,095    1,599,667
                                                              -----------  -----------

Net increase in cash                                              773,915       18,116

Cash, beginning of period                                         709,351      160,186
                                                              -----------  -----------

Cash, end of period                                            $1,483,266  $   178,302
                                                               ==========  ===========

            See notes to condensed consolidated financial statements


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  June 30, 2001


1.   Basis of presentation

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. This information should be read in conjunction with the Company's Form 8-K filed March 16, 2001. The results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year.

2.   Nature of business

     V-Formation, Inc. (the "Company"), was organized in January 1995. The Company manufactures and sells patented V-configuration roller skates to sporting goods retailers located throughout the United States and Canada. During 1999, the Company acquired the Nexed brand of hockey equipment and apparel. During 2000, the Company acquired On Net Sports, Inc. ("ONSI"), a development stage company that has no operations to date. In addition, the Company incorporated Soft Machine, Inc. ("SMI") as a wholly-owned subsidiary to acquire certain software and intellectual properties. SMI has had no operations to date. Effective April 2001, the Company discontinued the operations of ONSI and SMI.

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

5.   Equity transactions

     During the six-month period ended June 30, 2001, in addition to the business combination described in Note 4, the following equity transactions took place:

          - The Company sold an additional 345,165 shares of common stock at $3 per share, raising proceeds of $1,035,495.

          - Investors exercised an additional 611,207 common stock warrants at an exercise price of $3 per share, raising proceeds of $739,564, net of $1,094,057 of subscriptions receivable.

          - Officers of the Company exercised 3,841,000 common stock warrants at an exercise price of $0.10 per share.

          - The Company issued 330,000 shares of common stock as compensation for assets and services valued at $990,000.

          - The Company purchased 128,833 shares of treasury stock including 128,033 shares redeemed to pay for the warrants exercised by officers of the Company.

          -    The Company collected $2,447,545 of subscriptions receivable.

6.   Discontinued operations

     Effective April 2001, the Company discontinued the operations of its subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statement of operations. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

7.   Stock option plan

     During June 2001, the Company's Board of Directors unanimously approved the adoption of a 2001 Stock Option Plan for officers, directors, employees consultants and advisors of the Company and reserved an aggregate of 3 million shares of the Company's common stock, which shall underlie stock options granted pursuant to the plan. To date, no options have been granted.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-FORMATION, INC.
                                        (Registrant)

                                        Dated:  August 17, 2001


                                        By:s/ Richard Stelnick
                                           ------------------------------------
                                           Richard Stelnick, Chief Executive
                                           Officer