Form 10QSB
period 2001-09-30
V FORMATION INC/NJ/
filed 2001-11-16
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

                               99 Wood Ave. South
                                    Suite 805
                                Islin, New Jersey
                    (Address of principal executive offices)

                              170 Beaver Brook Road
                                Lincoln Park, NJ
                                (Former Address)

                                      08830
                                   (Zip Code)

                                 (732) 321-4040
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.


The number of shares of the registrant's only class of common stock issued and outstanding, as of November 15, 2001, was 15,596,534 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine months ended September 30, 2001, are attached hereto.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the nine month periods ended September 30, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Our revenues increased to $1,394,072 for the nine-month period ended September 30, 2001, from $951,878 for the similar period in 2000, an increase of $442,194 (46.5%) The increase in revenues was mainly attributable to the sales of hockey pants totaling $615,139 in 2001 compared to $222,285 in 2000, an increase of $392,854 (176.7%). Within the pants category, sales of our Core and Fluid pant models were $471,397, which represents 76.6% of our total pants revenue.

     In the nine months ended September 30, 2001, costs of sales also increased, to $1,105,202, compared to $890,934 for the similar period in 2000, an increase of $214,268 (24%). This was due primarily to the increase in revenues described above offset by attaining higher margins (49%) on increased volume of pant sales. Profit margins also improved since we had less discount programs than in the prior year.

     General and administrative expenses were $1,851,666 for the nine months ended September 30, 2001, compared to $1,452,168 for the similar period in 2000, an increase of $399,498 (27.5%). This increase was due primarily to costs associated with payments to newly retained outside consultants for which no costs were recorded in the first nine months of 2000. These consultants are comprised of financial advisors, a patent expert and an investor relations firm hired subsequent to our merger with Buckeye Oil and Gas and becoming a public reporting company. The payments to these consultants during the first nine months 2001 totaled $244,149 while there were no payments in the similar period in 2000. Also, in the first nine months of 2001, we incurred approximately $170,000 of costs related to applications to various stock exchanges and to costs in connection with settlement with the New Jersey Bureau of Securities in the matter described in prior reports. This obligation has been satisfied as of the date of this Report.

     Also, during the nine-month period ended September 30, 2001, we incurred a one-time charge of $184,441 arising from the closing of our warehouse facility in Paterson, NJ. Our warehouse operations are now handled by a fulfillment center located in Aurora, Colorado. As a result of this change, we expect that profit margins will increase in the future due to lower costs of sales by reducing employee-related costs, shipping costs and general factory overhead.

     During the nine-month period ended September 30, 2001, selling and promotional costs increased by $205,364 from $958,384 to $1,163,748. The increase is due primarily to deeper discounts taken by larger retail customers for early payment of amounts due. There was also an increase in bad debt expense, which is directly attributable to the increase in sales volume.

     Research and development costs during the nine-month period ended September 30, 2001 were $303,999 compared to $193,395 for the prior period, an increase of $110,604. Travel expenses related to the production and development of samples of new products together with the expenses of the sourcing of goods in foreign countries and meeting potential manufacturers accounted for the majority of the costs in this category. Costs associated with the shipping of samples to the United States for testing purposes was another contributing factor to the increase in expenses within the research and development area.

     Also during the nine months  ended  September  30, 2001,  depreciation  and amortization expense increased by approximately $21,000 from $84,834 to $105,036. This increase is primarily due to the amortization and depreciation associated with patents, trademarks and equipment.

     In addition, during the nine-month period ended September 30, 2001, we incurred $1,001,182 of expenses paid to outside consultants in the form of common stock issuances. During the nine-month period ended September 30, 2000, we also incurred a one- time charge of $4,410,000, which was paid by the issuance of 735,000 shares of common stock, which was recorded at $6.00 per share, the most recent issuance price for our common stock at the time of issuance. This charge arose out of the settlement of claims against us relating to a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested equity capital into our company. The plaintiffs asserted that they were entitled to a finder's fee for having made certain introductions.

     Interest and other expense, which principally consists of interest expense net of interest income, decreased from $46,601 in the nine months ended September 30, 2000, to $12,706 for the nine months ended September 30, 2001, a decrease of $33,895 (72.7%). This decrease was due to lower debt balances on which interest is calculated. Additionally, this decrease was due to the accrual of $8,158 in interest income on a shareholder loan during the nine months ended September 30, 2001. See "Liquidity and Capital Resources" below.

     Effective April 2001, we discontinued the operations of two of our subsidiaries, On Net Sports, Inc., a proposed media company and Soft Machine, Inc., a computer software company. The operating expenses of these subsidiaries, which totaled $208,764 during the nine-month period ended September 30, 2001, have been reported as discontinued operations in our consolidated statement of operations. Neither of the subsidiaries had generated any revenues since their inception late in 2000.

     As a result, we generated a net loss of $(4,692,672) for the nine months ended September 30, 2001 ($.35 per share) compared to a net loss of $(7,133,110) for the nine months ended September 30, 2000 ($.97 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, we had $296,262 in cash and cash equivalents, a decrease of $413,089 from December 31, 2000. This decrease in cash was attributable to cash used in operating activities of $4,309,392 offset by approximately $4,270,000 of proceeds received from the sale of our common stock, principally from the exercise of outstanding warrants. Cash was also used for principal payments under loan agreements ($202,078) and capital expenditures ($169,848). Accounts receivable increased to $374,180 from $173,349 at December 31, 2000, which is attributable to the increased sales volume during the current year.

     As of September 30, 2001, we have a note receivable from an officer with a principal balance of $186,890. The principal balance was $32,456 as of December 31, 2000, an increase of $154,434. The note bears interest at 8% and is repayable upon demand. Interest on the note, which is also payable on demand, totaled $8,158 for the nine-month period ended September 30, 2001. We are in the process of negotiating specific repayment terms.

     During September 2001, we obtained a new $1,250,000 line of credit agreement with a bank. The line of credit is available through March 31, 2002. Amounts drawn on the line bear interest at the prime rate plus 2%. The obligation is collateralized by the personal guarantees and by mortgages on specific real estate assets of one of our officers and one of our directors.

     During October 2001, in return for assistance in obtaining the line of credit described above and collateralizing the loan with personal assets, we provided the aforementioned director with stock-based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to us with an October 2001 payment in the amount of $519,000.

     At September 30, 2001, we had certain outstanding notes payable, including notes payable in the original principal balances of $1,156,000, payable in 18 equal quarterly installments of $77,153, including interest at 8%, which commenced April 1, 1998 and is due July 1, 2002. As of November 15, 2001, the outstanding principal balance on these notes was $222,499. These notes are collateralized by consent judgments in favor of the creditors and are personally guaranteed by certain of our officers. These agreements also contain certain covenants that restrict officers' compensation, the making of loans and prohibit the declaration or payment of cash dividends during the term of the notes.

     In addition, we have an outstanding note payable which had a principal balance of $140,000 at September 30, 2001. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     As of the date of this Report, we do not believe that we will require any additional capital infusion to our core business because of the $1.25 million line of credit discussed above herein. See "Trends," below. However, in the event we elect to engage in any extraordinary activity, including any acquisitions, or any unforeseen events occur, we may need to raise capital. As of the date of this Report, there are no extraordinary activities or definitive acquisitions anticipated.

TRENDS

     Our strategy is to direct our current efforts to increase sales and market penetration. While no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories, will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing

Association  activity  report  dated April 30,  2001,  cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner. Therefore, we believe that we will be profitable by the third quarter of 2002, without taking into account the potential inflow of revenue from the outstanding patent infringement lawsuits described hereinbelow. There can be no assurances that these matters will result in a favorable outcome for us.

     In addition, in prior Reports we had disclosed our possible diversification into other industries. We explored various opportunities which had presented themselves and thereafter, our management has decided to devote our resources to our core business of sporting good distribution.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine months ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are party to various judicial matters, including the following:

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. We have filed our answer and counterclaims. Discovery has commenced. It is our position that these claims are without merit and will be vigorously defended.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), in the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts, which resulted in our incurring six figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and has asserted a possessory lien on our inventory in their possession, which has a cost basis of approximately $80,000. Trial has not yet been scheduled and discovery has not yet begun as of the date of this Report.

     We have been named as a defendant in several other lawsuits in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended September 30, 2001, shareholders converted 81,286 shares of our Series C Preferred Stock, to 81,286 shares of common stock. The Series C Preferred Stock had a conversion premium of $0.96 per share. We received aggregate proceeds of $78,035 from this conversion.

     In July 2001, we issued 394 shares of our common stock to outside consultants as compensation for services, valued at $1,182 ($3.00 per share), the most recent issuance price for our common stock at the date of issuance.

         In the aforesaid transactions, we relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, to issue the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In July 2001, the holders of a majority of our issued and outstanding shares of common stock adopted our 2001 Stock Option Plan, reserving 3 million shares of common stock for issuance thereunder. As of the date hereof, no options have been issued under the Plan.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended September 30, 2001.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      September 30,  December 31,
                                                                          2001           2000
                                                                      ------------   ------------
                                                                       (unaudited)
Current assets:
   Cash                                                               $    296,262   $    709,351
   Accounts receivable, net of allowance for doubtful accounts
      of $60,000 in 2001 and $21,000 in 2000                               374,180        173,349
   Inventories                                                             731,293        366,253
   Prepaid expenses and other current assets                               287,589         44,757
                                                                      ------------   ------------

               Total current assets                                      1,689,324      1,293,710

Property and equipment, net                                                335,873        334,339

Patents and trademarks, net of accumulated amortization
   of $151,727 in 2001 and $119,563 in 2000                                574,346        521,119

Security deposits                                                           46,529         37,437
                                                                      ------------   ------------

                                                                      $  2,646,072   $  2,186,605
                                                                      ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                    317,756   $    334,227
   Accounts payable and accrued expenses                                   594,902        510,096
                                                                      ------------   ------------

               Total current liabilities                                   912,658        844,323
                                                                      ------------   ------------

Long-term debt, net of current maturities                                  105,000        290,607
                                                                      ------------   ------------

Stockholders' equity:
  Preferred stock - no par value, 7,500,000 shares authorized,
      1,475,148 shares issued, 1,392,778 shares outstanding in 2001,
      1,474,064 shares outstanding in 2000                               4,824,770      5,286,470
   Common stock - no par value, 45,000,000 shares authorized,
      16,203,283 shares issued, 15,596,534 shares outstanding in 2001
      10,516,150 shares issued, 10,038,234 shares outstanding in 2000   29,937,067     25,180,805
   Additional paid-in capital                                           30,693,116     30,693,116
   Subscriptions receivable                                             (1,094,057)    (2,457,545)
   Accumulated deficit                                                 (62,134,493)   (57,441,822)
   Treasury stock at cost, 607,833 shares in 2001
       and 479,000 shares in 2000                                         (597,989)      (209,349)
                                                                      ------------   ------------

                                                                         1,628,414      1,051,675

                                                                      $  2,646,072   $  2,186,605
                                                                      ============   ============

            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Nine-month period
                                                  ended September 30,
                                            -----------------------------
                                                2001              2000
                                            -----------      ------------

Sales                                       $ 1,394,072      $    951,878

Cost of goods sold                            1,105,202           890,934
                                            -----------      ------------

Gross profit                                    288,870            60,944
                                            -----------      ------------

Operating expenses:
   Selling and promotional                    1,163,748           958,384
   General and administrative                 1,851,666         1,452,168
   Factory closing charges                      184,441                 -
   Research and development                     303,999           193,395
   Depreciation and amortization                105,036            84,348
   Interest and other                            12,706            46,601
   Equity-based compensation                  1,001,182         4,459,158
   Reorganization expense                       150,000                 -
                                            -----------      ------------

                                              4,772,778         7,194,054
                                            -----------      ------------

Loss from continuing operations              (4,483,908)       (7,133,110)

Discontinued operations                         208,764                 -
                                            -----------      ------------

Net loss                                    $(4,692,672)     $ (7,133,110)
                                            ===========      ============

Loss per common share:
   Continuing operations                    $     (0.33)     $      (0.97)
   Discontinued operations                        (0.02)                -
                                            -----------      ------------


                                            $     (0.35)     $      (0.97)
                                            ===========      ============

Weighted average shares outstanding          13,589,947         7,360,264
                                            ===========      ============








            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three-month period
                                                     ended September 30,
                                                 ---------------------------
                                                     2001           2000
                                                 -----------    ------------

Sales                                            $   421,738    $    229,201

Cost of goods sold                                   368,950         139,347
                                                 -----------    ------------

Gross profit                                          52,788          89,854
                                                 -----------    ------------

Operating expenses:
   Selling and promotional                           405,649         622,795
   General and administrative                        754,613         240,315
   Research and development                          111,102         190,985
   Depreciation and amortization                      35,012          28,116
   Interest and other                                  4,408          13,552
   Equity-based compensation                         151,182          30,000
                                                 -----------    ------------

                                                   1,461,966       1,125,763
                                                 -----------    ------------

Net loss                                         $(1,409,178)   $ (1,035,909)
                                                 ===========    ============

Loss per common share:
   Continuing operations                         $     (0.09)   $      (0.13)
                                                 ===========    ============


Weighted average shares outstanding               15,556,265       7,700,859
                                                 ===========    ============















            See notes to condensed consolidated financial statements



                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine-month period
                                                                 ended September 30,
                                                              --------------------------
                                                                  2001          2000
                                                              -----------    -----------
Cash flows from operating activities:
   Net loss                                                   $(4,692,672)   $(7,133,110)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Interest accrued on shareholder loan                      (8,158)             -
         Bad debts                                                 49,184              -
         Depreciation and amortization                            105,036         84,348
         Fees and commissions paid in stock and warrants        1,001,182         19,158
         Litigation settlement paid in stock and warrants               -      4,410,000
         Debt incurred in litigation settlement                         -        195,000
         Charitable contributions paid in stock                         -         30,000
         Factory closing charges                                  184,441              -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable           (250,015)       (73,733)
            (Increase) decrease in inventories                   (539,429)        (2,437)
            (Increase) decrease in prepaid expenses
               and other current assets                          (234,674)       (33,325)
            (Increase) decrease in security deposits               (9,092)         5,050
            Increase (decrease) in accounts payable
               and accrued expenses                                84,805        119,469
                                                              -----------    -----------

                  Net cash used in operating activities        (4,309,392)    (2,379,580)
                                                              -----------    -----------

Cash flows from investing activities:
   Capital expenditures for equipment, patents and trademarks    (169,848)       (70,410)
                                                              -----------    -----------

                 Net cash used in investing activities           (169,848)       (70,410)
                                                              -----------    -----------

Cash flows from financing activities:
   Proceeds from notes payable                                          -        395,000
   Proceeds from shareholder loans                                      -        350,000
   Principal payments under loan agreements                      (202,078)      (173,551)
   Proceeds from issuance of common stock                       4,272,768        951,659
   Proceeds from issuance of preferred stock                            -        913,208
   Purchase of treasury stock                                      (4,540)             -
                                                              -----------    -----------

                 Net cash provided by financing activities      4,066,150      2,436,316
                                                              -----------    -----------

Net decrease in cash                                             (413,089)       (13,674)

Cash, beginning of period                                         709,351        160,186
                                                              -----------    -----------

Cash, end of period                                           $   296,262    $   146,512
                                                              ===========    ===========


            See notes to condensed consolidated financial statements

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2001


1.   Unaudited interim financial statements

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the financial statements of V-Formation, Inc. and subsidiaries and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full year.

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

4.   Company reorganization

     Effective March 14, 2001, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), the Company acquired all of the outstanding shares of Buckeye Oil and Gas, Inc. ("Buckeye"), a publicly-held corporation, in exchange for 478,082 shares of the Company's common stock and a payment of $150,000. The shares issued represent approximately 2.5% of the Company's outstanding securities subsequent to the transaction. V-Formation was the surviving corporation and by virtue of the merger, became a fully-reporting publicly-held company under the Securities Act of 1934. The company reorganization was accounted for as a capital transaction.

5.    Equity transactions

     During the nine-month period ended September 30, 2001, in addition to the reorganization described in Note 4, the following equity transactions took place:

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

     - The Company issued 330,394 shares of common stock as compensation for assets and services valued at $991,182.

     - The Company purchased 128,833 shares of treasury stock including 128,033 shares redeemed to pay for the warrants exercised by offices of the Company.

     -    The Company collected $2,447,545 of subscriptions receivable.

     - Shareholders converted 81,286 shares of Series C preferred stock to 81,286 shares of common stock. In connection therewith, the Company received $78,035 in conversion premiums.

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

8.   Commitments and subsequent events

     During September 2001, the Company obtained a new $1,250,000 line of credit agreement with a bank. The line of credit is available through March 31, 2002. Amounts drawn on the line bear interest at the prime rate plus 2%. The obligation is collateralized by the personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors.

     During October 2001, in return for assistance in obtaining the line of credit described above and collateralizing the loan with personal assets, the Company provided the aforementioned director with stock-based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to the Company with an October 2001 payment in the amount of $519,000.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       V-FORMATION, INC.
                                       (Registrant)

                                       Dated:  November 15, 2001


                                       By:s/ Richard Stelnick
                                          --------------------------------
                                          Richard Stelnick, Chief Executive
                                          Officer