Form 10QSB/A
period 2001-03-31
V FORMATION INC/NJ/
filed 2002-02-12
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB/A1


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-25725


                                V-FORMATION, INC.
          (Exact name of small business issuer as specified in charter)


                                   New Jersey
                (State of either jurisdiction of incorporation or
                                  organization)

                                   22-3345169
                        (IRS Employer Identification No.)

                         99 Wood Avenue South, Suite 805
                            Iselin, New Jersey 08830
                    (Address of principal executive offices)

                                  732-321-4040
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ___ No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: as of February 5, 2002, there were 15,947,107 common shares issued and outstanding.

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Our revenues decreased to $199,819 for the three month period ended March 31, 2001 from $264,547 for the similar period in 2000, a decrease of $64,728 (24.5%). This decrease in revenues was attributable to the inability of our suppliers to obtain raw materials in a timely manner to meet the demand for orders during this period. We currently have approximately 700,000 in back orders, due primarily to this situation. We view this issue as a one time problem and believe that this problem has been remedied.

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

     As a result, we generated a net loss of $(1,778,793) for the three months ended March 31, 2001 ($.17 per share) compared to a net loss of $(5,254,094) for the three months ended March 31, 2000 ($.77 per share).

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of the date of this Amendment, we were or are party to various judicial and administrative matters, including the following:

     In December 1999, the New Jersey Bureau of Securities (of the Division of Law, Department of Law and Public Safety) served an administrative complaint on us, alleging (i) that we had sold unregistered securities in violation of New Jersey securities laws and used unregistered agents for the purpose; and (ii) that we had failed to disclose or misstated material information about us in selling our securities. This administrative complaint was never formally docketed. We denied these allegations.

     Relevant thereto, in March 2001, we and the New Jersey Bureau of Securities entered into a Consent Decree wherein we, without admitting or denying any wrongdoing, did agree to pay to the State of New Jersey $212,000, which was to be paid over a nine (9) month period in equal increments of $23,555. As of the date of this Amendment, we have made all payments and no further obligation is owed relevant thereto.

     In January 2001, we filed a complaint against Benetton Group, SPA and Roller Blade, Inc. in the United States District Court, Southern District of New York, Docket No. 01 CIV 510, wherein we have alleged willful infringement of patent rights held by us for Toeplate with Duel Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on our patents. The defendants have filed an answer and the matter is currently in the discovery phase. Our Company's complaint requests injunctive relief, an accounting of profits and an award of monetary damages. While no assurances can be provided, we are optimistic about the likelihood of success.

     In August 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 7179, against Adidas America, Salomon North America, Inc., Salmon S.A., Adidas AG and Adidas Salmon AG, Sports Authority, Inc., Princeton Ski Outlet, dba Princeton Ski Shops and Paragon Sporting Goods Company, Inc. for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. All of these defendants have filed answers to the complaint. While no assurances can be provided, we are optimistic about the likelihood of success.

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM S.P.A., Fila Holding S.P.A. and Fila U.S.A., Inc., for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. All of these defendants have filed answers to the complaint and discovery has commenced. While no assurances can be provided, we are optimistic about the likelihood of success.

     In April 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against First Team Sports, Inc. for willful infringement of certain patents held by us, including Toeplate with Duel Flanges for Inline Skate Frames, as well as breach of contract. In February 2002, we entered into a settlement with the defendants in this action which provided for us to receive an undisclosed amount of cash, as well as a 5% royalty on all roller skates sold by the defendants in the future.

     Librie vs. V-Formation, Inc. was commenced in the Superior Court of New Jersey, Passaic County, in January 1999, alleging damages for injuries sustained due to an alleged design defect. Following the deposition of the plaintiff, it appears that the current basis of the claim suggests a design defect which would not allow the wheels to slide during a T-stop configuration. This represents a change in the plaintiff's liability theories from the one stated in the complaint, which alleged an absence of breaking components. We believe that the liability aspects of this claim are without merit. The case is being handled by our general liability insurance carrier and we believe that our exposure in this case is limited to our $10,000 policy deductible.

     V-Formation, Inc. v. John B.M. Frohling, Esq. was commenced in the Superior Court of New Jersey for Essex County in June 1999. We have has alleged malpractice in connection with our previous legal counsel. We are seeking the full recovery of fees and additional recovery for punitive damages. The matter is still in the discovery phase. However, we have learned that the defendant has filed for protection in the United States Bankruptcy Court. Appropriate applications have been made for relief from the automatic stay.

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. We have filed our answer, as well as counterclaims and discovery has been completed. We intend to file a Motion for Summary Judgment in the near future. It is our position that the plaintiff's claims are without merit and are being vigorously defended.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), in the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts, which resulted in our incurring six figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and has asserted a possessory lien on our inventory in their possession, which has a cost basis of approximately $80,000. Trial has not yet been scheduled and discovery has not yet commenced as of the date of this Amendment.

     Finally, in January 2002, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against K-2 Corporation for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. As of the date of this Amendment, we are awaiting the filing of an answer to our complaint.

     We have been named as a defendant in one other lawsuit in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     In March 2001, pursuant to the Merger Agreement between Buckeye and the Company, the Company issued an aggregate of 478,082 shares of common stock to the Buckeye shareholders. The Company relied upon the exemption from registration provided by Section 4/2 promulgated under the Securities Act of 1933, as amended, to issue these shares.

     In addition, in March 2001, various members of management exercised outstanding warrants previously issued to them, including an aggregate of 3,712,966 warrants including Messrs. Joseph Colonese, the Company's President (1,015,000 shares), Theodore Ellenis, the Company's Executive Vice President (329,633 shares), Robert Miragliotta, the Company's Chief Financial Officer (1,015,000 shares) and Richard Stelnick, the Company's Chief Executive Officer (1,353,333 shares). The exercise price of these warrants were $.10 per share. The exercise price relating to these warrants were paid for by the surrender of 128,033 mature shares outstanding which were held by the respective members of management.

     During the three month period ended March 31, 2001, we sold 190,165 shares of our common stock at $3.00 per share, raising proceeds of $570,495. Also, investors exercised an additional 20,000 warrants, each warrant exercised to purchase one share of common stock. The exercise price of each warrant was $3.00 and we received proceeds of $60,000 from exercise of these warrants.

     In each of the aforesaid transactions, we relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder to issue the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In March 2001, the shareholders of Buckeye Oil & Gas, Inc., a predecessor company, approved by unanimous consent the merger between Buckeye and V-Formation, Inc. No shareholder consent was required of V-Formation, Inc., pursuant to the laws of the State of New Jersey.

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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   March 31,      December 31,
                                                     2001             2000
                                                --------------   -------------
                                                  (unaudited)
Current assets:
   Cash                                         $    2,284,592   $     709,351
   Accounts receivable, net of
      allowance for doubtful accounts
      of $21,000 in 2001 and 2000                       87,752         173,349
   Inventories                                          84,977         366,253
   Prepaid expenses and other current assets            92,864          44,757
                                                --------------   -------------

               Total current assets                  2,550,185       1,293,710

Property and equipment, net                            369,554         334,339

Patents and trademarks,
   net of accumulated amortization
   of $130,315 in 2001 and $119,563 in 2000            522,662         521,119

Security deposits                                       38,437          37,437
                                                --------------   -------------

                                                $    3,480,838   $   2,186,605
                                                ==============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt         $      325,495   $     334,227
   Accounts payable and accrued expenses               571,835         510,096
                                                --------------   -------------

               Total current liabilities               897,330         844,323
                                                --------------   -------------

Long-term debt, net of current maturities              254,797         290,607
                                                --------------   -------------

Mandatorily redeemable, Series A convertible
     preferred stock no par value,
     500,000 shares authorized
     500,000 shares issued and outstanding
     in 2001 and 2000
     Aggregate liquidation preference
     of $30,000 in 2001 and 2000                       500,000         500,000
                                                --------------   -------------

Stockholders' equity:
  Preferred stock - no par value,
      7,500,000 shares authorized,
      975,148 shares issued, 974,064 shares
      outstanding in 2001 and 2000
      Aggregate liquidation preference of
      $308,728 in 2001 and 2000                      4,786,470       4,786,470
   Common stock - no par value,
      45,000,000 shares authorized,
      14,922,363 shares issued, 14,315,914
      shares outstanding in 2001
      10,516,150 shares issued,
      10,038,234 shares outstanding in 2000         26,913,137      25,906,013
   Additional paid-in capital                       30,798,116      30,798,116
   Subscriptions receivable                            (22,000)     (2,457,545)
   Accumulated deficit                             (60,050,823)    (58,272,030)
   Treasury stock at cost, 607,533 shares
      in 2001 and 479,000 shares in 2000              (596,189)       (209,349)
                                                --------------   -------------

                                                     1,828,711         551,675
                                                --------------   -------------

                                                $    3,480,838   $   2,186,605
                                                ==============   =============

            See notes to condensed consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three-month period
                                                      ended March 31,
                                               ------------------------------
                                                    2001             2000
                                               --------------   -------------
                                                         (unaudited)

Sales                                           $     199,819   $     264,547

Cost of goods sold                                    191,192         227,310
                                                -------------   -------------

Gross profit                                            8,627          37,237
                                                -------------   -------------

Operating expenses:
   Selling and promotional                            349,936         148,612
   General and administrative                       1,043,342         596,876
   Factory closing charges                            102,643               -
   Research and development                            82,943          65,021
   Depreciation and amortization                       35,012          28,116
   Interest                                             1,044          16,048
   Equity-based compensation                           22,500       4,436,658
   Reorganization expense                             150,000               -
                                                -------------   -------------

                                                    1,787,420       5,291,331
                                                -------------   -------------

Net loss                                        $  (1,778,793)  $  (5,254,094)
                                                =============   =============

Loss per common share                           $       (0.17)  $       (0.77)
                                                =============   =============

Weighted average shares outstanding                10,228,353       6,820,572
                                                =============   =============
















           See notes to condensed consolidated financial statements.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three-month period
                                                                      ended March 31,
                                                                 -------------------------
                                                                     2001          2000
                                                                 -----------   -----------
                                                                        (unaudited)
Cash flows from operating activities:
   Net loss                                                      $(1,778,793)  $(5,254,094)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                35,012        28,116
         Fees and commissions paid in stock and warrants              15,000        19,158
         Litigation settlement paid in stock and warrants                  -     4,410,000
         Debt incurred in litigation settlement                            -       195,000
         Factory closing charges                                     102,643             -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                85,597       (78,209)
            (Increase) decrease in inventories                       188,685         2,882
            (Increase) decrease in prepaid expenses
               and other current assets                              (48,107)      (28,994)
            (Increase) decrease in security deposits                  (1,000)         (950)
            Increase (decrease) in accounts payable
               and accrued expenses                                   61,738       (39,890)
                                                                 -----------   -----------

                  Net cash used in operating activities           (1,339,225)     (746,981)
                                                                 -----------   -----------

Cash flows from investing activities:
   Capital expenditures for equipment, patents and trademarks        (81,821)      (35,270)
                                                                 -----------   -----------

                 Net cash used in investing activities               (81,821)      (35,270)
                                                                 -----------   -----------

Cash flows from financing activities:
   Principal payments under loan agreements                          (44,542)      (71,520)
   Proceeds from issuance of common stock                          3,427,669             -
   Proceeds from issuance of preferred stock                               -       913,208
   Purchase of treasury stock                                       (386,840)            -
                                                                 -----------   -----------

                 Net cash provided by financing activities         2,996,287       841,688
                                                                 -----------   -----------

Net increase in cash                                               1,575,241        59,437

Cash, beginning of period                                            709,351       160,186
                                                                 -----------   -----------

Cash, end of period                                              $ 2,284,592   $   219,623
                                                                 ===========   ===========






            See notes to condensed consolidated financial statements.

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

     Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 9,845,054, which consist of outstanding warrants and convertible preferred shares are considered to be antidilutive.

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

6.   Restatement

     The Securities and Exchange Commission (SEC) has examined the Company's Current Report on Form 8-K, which included consolidated financial statements for the years ended December 31, 2000 and 1999, and commented on certain issues relating to the company reorganization and the mandatorily redeemable Series A preferred stock.

     The SEC recommended that the Company should have accounted for the merger with Buckeye Oil and Gas, Inc. as a company reorganization, rather than a business combination. Accordingly, the accompanying financial statements have been restated to reflect this treatment, resulting in the elimination of goodwill in the amount of $1,584,246.

     In addition, since the Series A preferred stock is redeemable at the option of the holder, it is presented outside the permanent equity section of the Company's balance sheet. As they accrue, dividends are recorded as interest expense. The impact of the restatement was to record interest expense relating to the mandatorily redeemable, Series A convertible preferred stock and eliminate the corresponding dividend. The effect on the statements of operations for the quarters ended March 31, 2001 and 2000, was to increase the net loss for each the periods by $7,500.

     In addition, the Company's consolidated financial statements as of December 31, 2000 have been restated to correct the accounting for certain stock issued for services. During December 2000, the Company issued 241,736 shares of its common stock to individuals who provided services to the Company. Such issuance included 227,844 shares issued to two of the Company's directors. Previously, such shares were presented as having been issued under warrants exercised. The effect of the restatement was to record an additional $725,208 of stock-based compensation for the year ended December 31, 2000, which increased the net loss and accumulated deficit, with an offsetting increase in common stock.

     The financial statements for the three months ended March 31, 2001 and 2000 have been restated to give effect to the changes described above.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-FORMATION, INC.
                                        (Registrant)

                                        Dated: February 11, 2002


                                        By: s/Richard Stelnick
                                           ----------------------------
                                           Richard Stelnick, Chief Executive
                                           Officer