Form 10QSB/A
period 2001-06-30
V FORMATION INC/NJ/
filed 2002-02-12
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB/A1


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

     As a result, we generated a net loss of $(3,298,494) for the six months ended June 30, 2001 ($.26 per share), compared to a net loss of $(6,187,022) for the six months ended June 30, 2000 ($.86 per share).

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

     In April 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against First Team Sports, Inc. for willful infringement of certain patents held by us, including Toeplate with Duel Flanges for Inline Skate Frames, as well as breach of contract. In February 2002, we entered into a settlement of this matter with the defendants which provided for us to receive an undisclosed amount of cash, as well as a 5% royalty on all future sales of roller skates made by the defendants.

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. We have filed our answer, as well as counterclaims and discovery has been completed. We intend to file a Motion for Summary Judgment in the near future. It is our position that the plaintiff's claims are without merit and these claims are being vigorously defended.

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

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended June 30, 2001, we sold 49,400 shares of our common stock to one person, at a sale price of $3.00 per share, for total proceeds of $148,200. We relied upon the exemption from registration provided by
Section 4/2 and/or Regulation D promulgated under the Securities Act of 1933, as amended, to issue these shares. Our management had a pre-existing business and/or personal relationship with each of these investors prior to their investment.

     We issued 394 shares of common stock to one person during the three month period ended June 30, 2001, in exchange for consulting services valued at $1,182.

     During the three month period ended June 30, 2001, investors exercised 572,521 common stock warrants at $3.00 per share, raising proceeds of $623,506.

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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       June 30,    December 31,
                                                         2001          2000
                                                     ------------  ------------
                                                             (unaudited)
Current assets:
   Cash                                              $  1,483,266  $    709,351
   Accounts receivable,
      net of allowance for doubtful accounts
      of $50,000 in 2001 and $21,000 in 2000              591,100       173,349
   Inventories                                            337,107       366,253
   Prepaid expenses and other current assets              479,103        44,757
                                                     ------------  ------------

               Total current assets                     2,890,576     1,293,710

Property and equipment, net                               351,532       334,339

Patents and trademarks,
   net of accumulated amortization
   of $141,069 in 2001 and $119,563 in 2000               540,464       521,119

Security deposits                                          28,499        37,437
                                                     ------------  ------------

                                                     $  3,811,071  $  2,186,605
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt              $    319,449  $    334,227
   Accounts payable and accrued expenses                  511,960       510,096
                                                     ------------  ------------

               Total current liabilities                  831,409       844,323
                                                     ------------  ------------

Long-term debt, net of current maturities                 186,288       290,607
                                                     ------------  ------------

Mandatorily redeemable, Series A convertible
     preferred stock no par value,
     500,000 shares authorized 500,000 shares
     issued and outstanding in 2001 and 2000
     Aggregate liquidation preference
     of $30,000 in 2001 and 2000                          500,000       500,000
                                                     ------------  ------------

Stockholders' equity:
  Preferred stock - no par value, 7,500,000
     shares authorized, 975,148 shares issued,
     974,064 shares outstanding in 2001 and 2000
     Aggregate liquidation preference of
     $308,728 in 2001 and 2000                          4,768,470     4,786,470
   Common stock - no par value, 45,000,000
     shares authorized, 16,121,701 shares issued,
     15,514,952 shares outstanding in 2001
     10,516,150 shares issued,
     10,038,234 shares outstanding in 2000             29,971,358    25,906,013
   Additional paid-in capital                          30,798,116    30,693,116
   Subscriptions receivable                            (1,094,057)   (2,457,545)
   Accumulated deficit                                (61,570,524)  (58,272,030)
   Treasury stock at cost, 607,833 shares
     in 2001 and 479,000 shares in 2000                  (597,989)     (209,349)
                                                     ------------  ------------

                                                        2,293,374       551,675
                                                     ------------  ------------

                                                     $  3,811,071  $  2,186,605
                                                     ============  ============

            See notes to condensed consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six-month period
                                                    ended June 30,
                                             --------------------------
                                                 2001           2000
                                             -----------    -----------

Sales                                        $   972,334    $   722,311

Cost of goods sold                               736,252        670,465
                                             -----------    -----------

Gross profit                                     236,082         51,846
                                             -----------    -----------

Operating expenses:
   Selling and promotional                       758,100        609,390
   General and administrative                  1,178,849        968,189
   Factory closing charges                       102,643              -
   Research and development                      192,897        128,113
   Depreciation and amortization                  70,024         56,232
   Interest and other                              8,508         32,786
   Equity-based compensation                     865,000      4,444,158
   Reorganization expense                        150,000              -
                                             -----------    -----------

                                               3,326,021      6,238,868
                                             -----------    -----------

Loss from continuing operations               (3,089,939)    (6,187,022)

Discontinued operations                         (208,555)             -
                                             -----------    -----------

Net loss                                     $(3,298,494)   $(6,187,022)
                                             ===========    ===========

Loss per common share:
   Continuing operations                     $     (0.24)   $     (0.86)
   Discontinued operations                         (0.02)             -
                                             -----------    -----------

                                             $     (0.26)   $     (0.86)
                                             ===========    ===========

Weighted average shares outstanding           12,894,186      7,188,095
                                             ===========    ===========









            See notes to condensed consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three-month period
                                                       ended June 30,
                                               ----------------------------
                                                   2001             2000
                                               -----------     ------------

Sales                                          $   772,515     $    457,764

Cost of goods sold                                 545,060          443,155
                                               -----------     ------------

Gross profit                                       227,455           14,609
                                               -----------     ------------

Operating expenses:
   Selling and promotional                         408,164          313,205
   General and administrative                      135,507          518,886
   Research and development                        109,954           63,092
   Depreciation and amortization                    35,012           28,116
   Interest and other                                7,464           16,738
   Equity-based compensation                       842,500            7,500
                                               -----------     ------------

                                                 1,538,601          947,537
                                               -----------     ------------

Loss from continuing operations                 (1,311,146)        (932,928)

Discontinued operations                           (208,555)               -
                                               -----------     ------------

Net loss                                       $(1,519,701)    $   (932,928)
                                               ===========     ============

Loss per common share:
   Continuing operations                       $     (0.11)    $      (0.12)
   Discontinued operations                           (0.01)               -
                                               -----------     ------------

                                               $     (0.12)    $      (0.12)
                                               ===========     ============

Weighted average shares outstanding             14,926,675        7,555,880
                                               ===========     ============












            See notes to condensed consolidated financial statements.



                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six-month period
                                                                 ended June 30,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
Cash flows from operating activities:
   Net loss                                                 $(3,298,494) $(6,187,022)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Bad debts                                               29,000            -
         Depreciation and amortization                           70,024       56,232
         Fees and commissions paid in stock and warrants        850,000       19,158
         Litigation settlement paid in stock and warrants             -    4,410,000
         Debt incurred in litigation settlement                       -      195,000
         Factory closing charges                                102,643            -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable         (446,751)    (167,715)
            (Increase) decrease in inventories                  (63,445)     (12,766)
            (Increase) decrease in prepaid expenses
               and other current assets                        (566,742)     (37,993)
            (Increase) decrease in security deposits              8,938        5,050
            Increase (decrease) in accounts payable
               and accrued expenses                             134,260      182,506
                                                            -----------  -----------

                  Net cash used in operating activities      (3,180,567)  (1,537,550)
                                                            -----------  -----------

Cash flows from investing activities:
   Capital expenditures for equipment,
         patents and trademarks                                (116,613)     (44,001)
                                                            -----------  -----------

                 Net cash used in investing activities         (116,613)     (44,001)
                                                            -----------  -----------

Cash flows from financing activities:
   Proceeds from notes payable                                        -      570,000
   Proceeds from shareholder loans                                    -      150,000
   Principal payments under loan agreements                    (119,098)    (164,641)
   Proceeds from issuance of common stock                     4,194,733      131,100
   Proceeds from issuance of preferred stock                          -      913,208
   Purchase of treasury stock                                    (4,540)           -
                                                            -----------  -----------

                 Net cash provided by financing activities    4,071,095    1,599,667
                                                            -----------  -----------

Net increase in cash                                            773,915       18,116

Cash, beginning of period                                       709,351      160,186
                                                            -----------  -----------

Cash, end of period                                         $ 1,483,266  $   178,302
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

     Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 9,845,054, which consist of outstanding warrants and convertible preferred shares are considered to be anti-dilutive.

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

5.   Equity transactions

     During the six-month period ended June 30, 2001, in addition to the Company reorganization described in Note 4, the following equity transactions took place:

          - The Company sold an additional 345,165 shares of common stock at $3 per share, raising proceeds of $1,035,495.

          - Investors exercised an additional 592,521 common stock warrants at an exercise price of $3 per share, raising proceeds of $683,507, net of $1,094,057 of subscriptions receivable.

          - Officers of the Company exercised 3,712,967 common stock warrants at an exercise price of $0.10 per share. The Company purchased 128,833 shares of treasury stock including 128,033 shares redeemed to pay for the warrants exercised by officers of the Company.

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

     The SEC recommended that the Company should have accounted for the merger with Buckeye Oil and Gas, Inc. as a company reorganization, rather than a business combination. Accordingly, the accompanying financial statements have been restated to reflect this treatment, resulting in the elimination of goodwill in the amount of $1,584,246 and amortization expense of $39,606 for the period ended June 30, 2001.

     In addition, since the Company's Series A preferred stock is redeemable at the option of the holder, it is presented outside the permanent equity section of the Company's balance sheet. As they accrue, dividends are recorded as interest expense. The impact of the restatement was to record interest expense relating to the mandatorily redeemable, Series A convertible preferred stock and eliminate the corresponding dividend. The effect on the statements of operations for the quarters ended June 30, 2001 and 2000, was to increase the net loss for each the periods by $7,500.

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

     The financial statements for the three and six months ended June 30, 2001 and 2000 have been restated to give effect to the changes described above.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-FORMATION, INC.
                                        (Registrant)

                                        Dated: February 11, 2002


                                        By:  s/Richard Stelnick
                                           -------------------------------
                                           Richard Stelnick, Chief Executive
                                           Officer