Form 10QSB/A
period 2001-09-30
V FORMATION INC/NJ/
filed 2002-02-12
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB/A1


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

         As a result, we generated a net loss of $(4,715,170) for the nine months ended September 30, 2001 ($.35 per share) compared to a net loss of $(7,155,610) for the nine months ended September 30, 2000 ($.97 per share).

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2001.

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

ITEM 2. CHANGES IN SECURITIES

     For the three month period ended September 30, 2001, no shares of our common stock were sold.

     During the three month period ended September 30, 2001, shareholders converted 81,286 shares of Series C preferred stock to 81,286 shares of common stock. In connection therewith, we received $78,035 in conversion premiums.

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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,  December 31,
                                                         2001          2000
                                                    -------------  ------------
                                                            (unaudited)
Current assets:
   Cash                                             $     296,262  $    709,351
   Accounts receivable,
      net of allowance for doubtful accounts
      of $60,000 in 2001 and $21,000 in 2000              374,180       173,349
   Inventories                                            731,293       366,253
   Prepaid expenses and other current assets              287,589        44,757
                                                    -------------  ------------

               Total current assets                     1,689,324     1,293,710

Property and equipment, net                               335,873       334,339

Patents and trademarks,
   net of accumulated amortization
   of $151,727 in 2001 and $119,563 in 2000               574,346       521,119

Security deposits                                          46,529        37,437
                                                    -------------  ------------

                                                    $   2,646,072  $  2,186,605
                                                    =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt             $     317,756  $    334,227
   Accounts payable and accrued expenses                  617,401       510,096
                                                    -------------  ------------

               Total current liabilities                  935,157       844,323
                                                    -------------  ------------

Long-term debt, net of current maturities                 105,000       290,607
                                                    -------------  ------------

Mandatorily redeemable, Series A convertible
     preferred stock no par value, 500,000
     shares authorized 500,000 shares issued
     and outstanding in 2001 and 2000
     Aggregate liquidation preference of
     $30,000 in 2001 and 2000                             500,000       500,000
                                                    -------------  ------------

Stockholders' equity:
  Preferred stock - no par value, 7,500,000
     shares authorized, 975,148 shares issued,
     892,778 shares outstanding in 2001,
     974,064 shares outstanding in 2000
     Aggregate liquidation preference of
     $308,728 in 2001 and 2000                          4,324,770     4,324,770
   Common stock - no par value, 45,000,000
     shares authorized, 16,203,283 shares
     issued, 15,596,534 shares outstanding in 2001
     10,516,150 shares issued, 10,038,234
     shares outstanding in 2000                        30,662,275    25,906,013
   Additional paid-in capital                          30,798,116    30,798,116
   Subscriptions receivable                            (1,094,057)   (2,457,545)
   Accumulated deficit                                (62,987,200)  (58,272,030)
   Treasury stock at cost, 607,833 shares
     in 2001 and 479,000 shares in 2000                  (597,989)     (209,349)
                                                    -------------  ------------

                                                        1,105,915       551,675
                                                    -------------  ------------

                                                    $   2,646,072  $  2,186,605
                                                    =============  ============

            See notes to condensed consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Nine-month period
                                                       ended September 30,
                                                      2001            2000
                                                  ------------   ------------

Sales                                             $  1,394,072   $    951,878

Cost of goods sold                                   1,105,202        890,934
                                                  ------------   ------------

Gross profit                                           288,870         60,944
                                                  ------------   ------------

Operating expenses:
   Selling and promotional                           1,163,748        958,384
   General and administrative                        1,851,666      1,452,168
   Factory closing charges                             184,441              -
   Research and development                            303,999        193,395
   Depreciation and amortization                       105,036         84,348
   Interest and other                                   12,706         46,601
   Equity-based compensation                         1,023,680      4,481,658
   Reorganization expense                              150,000              -
                                                  ------------   ------------

                                                     4,795,276      7,216,554
                                                  ------------   ------------

Loss from continuing operations                     (4,506,406)    (7,155,610)

Discontinued operations                               (208,764)             -
                                                  ------------   ------------

Net loss                                          $ (4,715,170)  $ (7,155,610)
                                                  ============   ============

Loss per common share:
   Continuing operations                          $      (0.33)  $      (0.97)
   Discontinued operations                               (0.02)             -
                                                  ------------   ------------


                                                  $      (0.35)  $      (0.97)
                                                  ============   ============

Weighted average shares outstanding                 13,589,947      7,360,264
                                                  ============   ============










            See notes to condensed consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three-month period
                                                    ended September 30,
                                                   2001             2000
                                               -----------      -----------

Sales                                              421,738      $   229,201

Cost of goods sold                                 368,950          139,347
                                               -----------      -----------

Gross profit                                        52,788           89,854
                                               -----------      -----------

Operating expenses:
   Selling and promotional                         405,648          622,795
   General and administrative                      672,817          240,315
   Factory closing charges                          81,798                -
   Research and development                        111,102          190,985
   Depreciation and amortization                    35,012           28,116
   Interest and other                                                13,552
                                                     4,198
   Equity-based compensation                       158,680           37,500
                                               -----------      -----------

                                                 1,469,255        1,133,263
                                               -----------      -----------

Loss from continuing operations                 (1,416,467)      (1,043,409)

Discontinued operations                               (209)               -
                                               -----------      -----------

Net loss                                       $(1,416,676)     $(1,043,409)
                                               ===========      ===========

Loss per common share:
   Continuing operations                       $     (0.09)     $     (0.14)
   Discontinued operations                               -                -
                                               -----------      -----------

                                                 $   (0.09)     $     (0.14)
                                               ===========      ===========

Weighted average shares outstanding             15,556,265        7,700,859
                                               ===========      ===========









            See notes to condensed consolidated financial statements.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine-month period
                                                             ended September 30,
                                                              2001         2000
                                                          -----------  -----------
Cash flows from operating activities:
   Net loss                                               $(4,715,170) $(7,155,610)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Interest accrued on shareholder loan                  (8,158)           -
         Bad debts                                             49,184            -
         Depreciation and amortization                        105,036       84,348
         Fees and commissions paid in stock and warrants    1,001,180       19,158
         Litigation settlement paid in stock and warrants           -    4,410,000
         Debt incurred in litigation settlement                     -      195,000
         Charitable contributions paid in stock                     -       30,000
         Factory closing charges                              184,441            -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable       (250,015)     (73,733)
            (Increase) decrease in inventories               (539,429)      (2,437)
            (Increase) decrease in prepaid expenses
               and other current assets                      (234,674)     (33,325)
            (Increase) decrease in security deposits           (9,092)       5,050
            Increase (decrease) in accounts payable
               and accrued expenses                           107,305      141,969
                                                          -----------  -----------

                  Net cash used in operating activities    (4,309,392)  (2,379,580)
                                                          -----------  -----------

Cash flows from investing activities:
   Capital expenditures for equipment,
         patents and trademarks                              (169,848)     (70,410)
                                                          -----------  -----------

                 Net cash used in investing activities       (169,848)     (70,410)
                                                          -----------  -----------

Cash flows from financing activities:
   Proceeds from notes payable                                      -      395,000
   Proceeds from shareholder loans                                  -      350,000
   Principal payments under loan agreements                  (202,078)    (173,551)
   Proceeds from issuance of common stock                   4,272,768      951,659
   Proceeds from issuance of preferred stock                        -      913,208
   Purchase of treasury stock                                  (4,540)           -
                                                          -----------  -----------

                 Net cash provided by financing activities  4,066,150    2,436,316
                                                          -----------  -----------

Net decrease in cash                                         (413,089)     (13,674)

Cash, beginning of period                                     709,351      160,186
                                                          -----------  -----------

Cash, end of period                                       $   296,262  $   146,512
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

9.   Restatement

     The Securities and Exchange Commission (SEC) has examined the Company's Current Report on Form 8-K, which included consolidated financial statements for the years ended December 31, 2000 and 1999, and commented on certain issues relating to the company reorganization and the mandatorily redeemable Series A preferred stock.

     The SEC recommended that the Company should have accounted for the merger with Buckeye Oil and Gas, Inc. as a company reorganization, rather than a business combination. Accordingly, the accompanying financial statements have been restated to reflect this treatment, resulting in the elimination of goodwill in the amount of $1,584,246 and amortization expense of $79,212 for the period ended September 30, 2001.

     In addition, since the Company's Series A preferred stock is redeemable at the option of the holder, it is presented outside the permanent equity section of the Company's balance sheet. As they accrue, dividends are recorded as interest expense. The impact of the restatement was to record interest expense relating to the mandatorily redeemable, Series A convertible preferred stock and eliminate the corresponding dividend. The effect on the statements of operations for the quarters ended September 30, 2001 and 2000, was to increase the net loss for each the periods by $7,500.

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

     The financial statements for the three and nine months ended September 30, 2001 and 2000 have been restated to give effect to the changes described above.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       V-FORMATION, INC.
                                       (Registrant)

                                       Dated: February 11, 2002



                                       By:   s/Richard Stelnick
                                          --------------------------------
                                          Richard Stelnick, Chief Executive
                                          Officer