Form 10KSB
period 2001-12-31
V FORMATION INC/NJ/
filed 2002-04-11
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                           Commission File No.0-25725

                                V-FORMATION, INC.
                                -----------------
                 (Name of small business issuer in its charter)

          New Jersey                                           22-3345169
          ----------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                         99 Wood Avenue South, Suite 805
                            Iselin, New Jersey 08830
                                 (732) 321-4040
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $1,931,781.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 8, 2002: $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 8, 2002 there were 15,999,788 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Sixty Nine Pages.
                  Exhibit Index is Located at Page Sixty Seven.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                V-FORMATION, INC.
                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business........................................    4
Item 2.    Description of Property........................................   13
Item 3.    Legal Proceedings..............................................   14
Item 4.    Submission of Matters to a Vote of
               Security Holders...........................................   16

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters............................   17
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................................   19
Item 7     Financial Statements...........................................   24
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure...................................   55

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act..........................   55
Item 10.   Executive Compensation.........................................   58
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management......................................   65
Item 12.   Certain Relationships and Related
               Transactions...............................................   67

PART IV
Item 13.   Exhibits and Reports of Form 8-K...............................   67


SIGNATURES................................................................   69

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     V-Formation, Inc. ("we," "us," "our," or the "Company"), was incorporated in the State of New Jersey on January 17, 1995. We are a multi-faceted, innovative sports technologies company that has made significant advances concerning the development and marketing of the first major evolution to the inline skate. We have been credited with introducing the "V" technology and our management believes that we have become the recognized leader in advanced skate technology. Our primary objective is to become the premier sports and related technologies firm in the sports product and entertainment industry.

     In March 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and Rule 12(g)(3)(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), we acquired all of the outstanding shares of Buckeye Oil & Gas, Inc., a public reporting company, in exchange for 478,082 shares of our Common Stock and the cash payment of $150,000. The shares issued represented approximately 2.5% of our issued and outstanding Common Stock at the time of closing. We were the surviving entity and by virtue of the merger, became a reporting company under the 1934 Act.

     During 2001, we continued to experience substantial growth which has occurred from increased sales and escalating product demand. We believe that, with suitable capital funding, we will be strategically positioned to (i) capture a significant market share, and (ii) substantially fuel growth and profitability. We have established a broad foundation and have assembled a stable of intellectual properties represented in the form of patent ownership (9 patents), exclusive licenses (4), a non-exclusive license (1) and trademarks
(15) - (6 registered and 9 pending). In addition, we have six (6) patent applications pending with the United States Patent and Trademark Office. See "Patents/Trademarks" below. We intend to use our intellectual properties as the catalyst for future growth. Our entire sports related product line is differentiated by quality and incorporates several, unique, hi-tech patented and patent pending technologies in the design and manufacture of each. Importantly, all of our key technologies are proprietary in nature, licensable, and transferable.

     We have divided our operations into the following business units:

         V-Form Corporate        -        Corporate Administration
         Nexed                   -        Extreme Sports Products
         Roll Ice                -        Convertible Use Sports Footwear

         Street Smart            -        New Product Development, Emerging
                                          Technologies & Business
                                          Opportunities

     Each business unit, as referenced above, is directly responsible for managing a specific aspect of our overall business operation and for fulfilling our assigned objectives. Each business unit is fully described below, as follows:

     V-Form Corporate - As the title implies, V-Form Corporate operates as the governing corporate concern which is responsible for administering the day-to-day operations of our entire Company and for supervising the progress of each subsequent business unit. Specifically, this division manages and supervises all corporate related matters such as capital finance, policy & procedures, investment banking, legal, risk management and sales support. V-Form Corporate is also responsible for having successfully introduced our first proprietary product - the "V-Form Skate." Introduced in 1997, the "V-Form Skate" has become our cornerstone product and marketing flagship. We believe that the market introduction of the "V-Form Skate" represented the first major technological product innovation pursuant to Rollerblade's(R) original product introduction which occurred during the early part of the 1980's. We possess our own U.S. Patent (No. 6,003,882) for a skate having wheels which are "angularly mounted," and we also hold two (2) non-exclusive licenses for U.S. Patent No. 5,303,940. The two independent patents encompass what has become known throughout the inline skate industry as the V-Form "Angulated Wheel Technology" (a/k/a "AWT").

     In contrast to the traditional inline skate, the V-Form Skate incorporates a proprietary, patented angular wheel technology which displaces the wheels at alternating 16 degree angles and closely emulates the performance characteristics of an ice skate providing the user with a Virtual-Ice(TM) skating experience. The unique wheel design provides users with greater stability, maneuverability and the ability to make "hockey" stops upon command. As a result, we became the official skate supplier to several inline hockey leagues, including RHI (Roller Hockey International) and ESPN's Pro Beach Hockey. Our skate technology incorporates several patented features that we believe represents the first significant advancements in inline skate performance including greater speed, improved braking characteristics, a tighter turning radius (40% to 50% tighter than conventional skates, closely emulating the performance of ice skates), a custom-engineered boot designed to create greater comfort and responsiveness and quick release wheels that can be changed in less than 1 minute in contrast to the cumbersome wheel assembly of conventional inline skates that on average require 15 to 20 minutes per change. Excessive time required for wheel change and rotation is frequently cited as a major drawback to conventional inline skates, which often results in skaters using worn or damaged wheels. Wheels mounted in a "V" configuration offer two centers for a skater's body weight, resulting in less fatigue to the foot and ankle, and more stability with less "wash-out" in turns.

     As our skates gained market acceptance, we continued to improve the V-Form design and expand the product line. Research and development expense totaled $275,684 and $389,384 for the years ended December 31, 2000 and 2001, respectively. We introduced two new models in 1998, 1999 and 2000. In January 2001, the entire V- Form product line was re-branded under Nexed (See "Nexed"). In an effort to complement our marketing efforts, we recruited well-known professional athletes to help build the brand's identity and credibility.

     Nexed - (Pronounced "Next") On October 1, 1999, we acquired Nexed brand of hockey equipment and apparel from Nexed Hockey, Inc., a Chandler, Arizona based corporation. The Nexed product line included athletic apparel, footwear and accessories. The Nexed product line has been well received in the marketplace and unit sales have consistently increased. In January 2001, we unveiled a new and expanded product line including the 2 degree and 8 degree skate design. The 2 degree and 8 degree skates incorporate the maneuverability and handling of the original 16 degree V-Form skate. However, they encompass the speed and appearance of a more traditional inline skating frame. Management believes that the new 2 degree and 8 degree models will have a broad consumer appeal, attracting recreational skate enthusiasts as well. Surfside Hockey News presented Nexed with the "Best New Apparel All-Star Product Award" at the industry-wide "Let's Play Hockey" Tradeshow in 2000.

     Subject to the receipt of  additional  funding,  we intend to continue  our
brand  identity  market  penetration   effort  by  expanding   distribution  and
augmenting the product line to include protective gear.

     On September 29, 2001, we formally introduced "For As Long As It Takes." Dedicated to show our support for the victims of the September 11th tragedy, we created a special branded goods line under the Nexed business unit. Equal portions of the sales revenue that is generated by the "For As Long As It Takes" marketing campaign is donated to The American Red Cross National Disaster Fund, The United Way Fund, The Twin Towers Fund, and the USO. Most recently, we added the UFA Widows and Children's Fund, the New York Firefighters 9-11 Disaster Relief Fund, the NYC Firefighters Survivors Disaster Fund, and the New York Police & Fire Widows & Children's Fund to the list of charities which receive donations. As of the date of this Report, we have generated $2,928 in revenues, which has been insufficient to cover our applicable manufacturing costs. Once our product costs have been recovered, we intend to make donations.

     Following September 11, 2001, we secured a limited use license for the internationally recognized photograph which depicts three New York City firefighters raising the American flag over the wreckage of the World Trade Center. The image appears on select apparel parallel to that of the internationally recognized photographic still of the U.S. Marines raising the flag over Iwo- Jima. The special "For As Long As It Takes" merchandise is currently available via our Nexed internet website, www.nexed.com, and through a variety of distributors and retailers. In addition to this marketing effort, we have hosted a series of roller hockey tournaments throughout the New York metropolitan region with all proceeds benefitting the noted charities, including November 24-25, 2001 at Skate Safe in Bethpage, NY and December 27-30, 2001 at Center Circle in Rahway, NJ. Other tournaments have been tentatively scheduled throughout 2002.

     Roll Ice - On July 15, 1999, we entered into an exclusive licensing agreement with Roll-Ice International L.L.C., a Michigan based corporation, which enables us to manufacture, use and sell four patents which represent new skate designs. The Roll-Ice intellectual properties allow ice and roller hockey players greater creativity, increased maneuverability, and better torsional rigidity. In June 1999, we acquired the exclusive license rights relative to U.S. Patents Numbers 5,847,927, 5,839,734, 5,662,338 and 5,810,368. See
"Patents/Trademarks" below. The Roll Ice technology is a major product innovation which allows the user to customize athletic footwear for multiple activities and a variety of purposes. For example, the Roll Ice technology enables a skater to quickly and effortlessly convert an ice skate into either a roller skate or hiking boot. The key to the Roll Ice technology is our patented "Peripheral Edge," which creates a cavity in the sole of the athletic footwear. The user may mount interchangeable sole components into the cavity for a variety of uses. Management believes that the Roll Ice convertibility feature has broad applications throughout the athletic footwear market. By acquiring the exclusive license rights, we believe that we captured a significant competitive advantage and believe that tremendous potential exists for this new technology within the $12.5 billion athletic footwear market. Management also believes that the multi-purpose Roll Ice design will be particularly attractive to parents with children whom participate in sports, scholastically, intramurally and externally.

     We hold the exclusive rights to sublicense the Roll Ice technology and consider the overall licensing agreement a major development in fostering our growth as a recognized leader in the sports technology sector. To this end, we are actively seeking potential sublicensees. While there are no firm commitments, we believe that we will be able to secure a sublicense over the next eighteen months. We also intend to develop ancillary applications for the Roll Ice technology including inline skating plus one or more of the following sports activities: golf, soccer, football, track and field, and hiking, or two or more of the foregoing applications with or without inline roller skating.

     Royalty expense incurred relevant to Roll Ice was $60,000 for both of the years ended December 31, 2000 and 2001.

     Street Smart - This division is responsible for new product development, emerging technologies and strategic business opportunities. The division was specifically created to review and evaluate any and all new products that are brought to us externally or created internally by our Research & Development. In addition, we direct all inventor submissions, emerging technologies, strategic business opportunities and joint ventures to the Street Smart division which initiates the initial due diligence review. This division is charged with the responsibility to ensure that the proposed venture and/or opportunity holds merit, has a bonafide market application and is adequately protected.

     We are obligated under our product and license agreement whereby we have agreed to pay royalties on sales of V-Formation skates, V-Formation skate products and other trademark products. Royalties are computed as follows:

     (i) for all trademark products other than skates and skate products, royalties shall be paid at 2% of the wholesale selling price; and

     (ii) for all skates utilizing 16 degree technology, royalties are paid at $4 per pair through April 19, 2011 and $2 per pair thereafter.

     Royalty expense incurred under this agreement was $35,184 and $19,572 for the years ended December 31, 2000 and 2001, respectively.

     We review and evaluate strategic alliances and joint venture opportunities on a continuing basis and seeks opportunities that allow us to expand the scope of our operations, increase sales revenue, increase marketing capabilities and share capital expenditures. We are currently evaluating several opportunities, which, if successful, could increase the distribution of several of our products and increase our overall business platform. However, there can be no assurances that suitable opportunities in this regard will be identified or, if so identified, that an agreement will be reached which affords us such opportunities.

Sales Activities and Support

     We believe that we have created a very effective sales strategy. This strategy combines two traditional sales methods which are considered standard within the sporting goods industry. We have divided our sales efforts into two distinct categories: (i) in-house sales, and (ii) traditional manufacturers rep/independent sales agents.

     We employ one full-time sales executive strategically located in California, who receives a salary and a bonus based upon performance. We also currently utilize independent/outside sales representatives who are compensated with a commission equal to 7% of net sales, which constitute invoice costs, after we have collected on the relevant invoice. We generally invoice customers on the date the products are shipped, with payment in full due 30 days from the invoice date. Our customers, which are comprised of retailers and distributors, are generally responsible for all shipping costs and duties, whereas we ship orders under the terms "FOB-WHSE." At the request of a customer, we will make arrangements for delivery and insurance on behalf of the retailer. Ground transportation is primarily utilized for shipments within North America, whereas we utilize a combination of air and ocean for international shipments.

     Internationally, 11 foreign distributors offer our products for sale in 10 countries, including Australia, New Zealand, Italy, Switzerland, France, Germany, Japan and the United Kingdom. During 2001, approximately 1.5% of our revenues were generated from international sales, as compared to 8% during 2000. The noted change was attributable to (i) a strategic realignment concerning the international sales territories, and (ii) partnership changes concerning our international distributors in Australia, Canada, Japan and the United Kingdom. Management anticipates a modest drop in revenues to occur during the transitional period and remains optimistic concerning our new strategic alliances. Our management continues to believe that a tremendous growth opportunity exists for our products within the European Economic Community and has targeted the same for expansion during 2002. We have modified our marketing plan in an effort to capture additional international market share. We have been interviewing potential distributors and believe that adding additional distributors will allow us to augment our international retailing base and marketing efforts accordingly.

     Collectively, we sell to over 350 retailers, many of whom have multiple locations. Our two largest customers, Hockey West and Hockey Giant, accounted for approximately 13.2% of our total revenues during 2001. Although we believe that our relationship with both customers is excellent, management believes that the loss of either could negatively impact our overall revenues. Further, while no assurances can be provided, we are currently engaged in negotiations with several other nationally recognized sporting goods retailers and believe that our continued efforts will yield bona fide purchase orders for the placement of our product in the near future.

Marketing & Promotional Activities

     We believe that we have effectively created consumer awareness for our Company and our branded products. With a limited budget, we focus on developing strategic alliances with key consumer groups and sporting goods specific retailing trade organizations, including the National Sporting Goods Association and the National Sporting Goods Manufacturing Association, among others. We intend to continue to focus upon our "grassroots" marketing campaign. As a part of this grassroots marketing effort, we conduct instructional skating clinics and hosts several roller hockey tournaments domestically and abroad. These "V" clinics are used in connection with the various retailers as a drawing tool.

     In addition, we had served as a host and have sponsored numerous tournaments and events throughout the US and Canada, outfitting each with product and paying certain tournament entry fees. During 2001, we sponsored over 250 separate events. The "V" clinics and tournaments introduce potential consumers to our product line in a direct manner, without competitor influence. We believe that this grassroots marketing initiative has been the catalyst which has allowed us to effectively capture our market share.

Industry Overview and Competition

     Published statistics by industry associations such as the SGMA (Sporting Goods Manufacturing Association) and NSGA (National Sporting Goods Association) report an average growth of 6.1% for all sporting goods sales over the past five years. Although relatively level the past year, industry sales revenues exceeded $47 billion in 2000. The industry is dominated by the following leading equipment manufacturers: (1) Nike, (2) Adidas-Salomon, (3) Reebok, (4) Spalding and (5) Rawlings. This total is comprised of some $21.9 billion for equipment, $13.59 billion for footwear and $11.57 billion for apparel.

     The most recent statistics available as published by the National Sporting Goods Association state that approximately 21.8 million people participated in inline skating in 2000. The overall sporting goods market is dominated by a host of suppliers, as previously listed above.

     INLINE SKATE COMPETITION - Currently the inline market is saturated with "me-too" products with over 28 inline manufacturers in the market. According to publicized studies conducted by the NSGA (National Sporting Goods Association) and Sports Business Research Network (March 2001), the market-share leaders, that is those with over a 5% market share in the inline market, were comprised of Rollerblade - estimated 30.8% (Rollerblade at 24%, Rollerblade/Bladerunner at 6.8%), K-2 - estimated 11.7% and Nike Bauer - estimated 5.6%. At present, we command approximately 2% of the market share and we believe that we can capture additional market share within 18 months. In addition, we believe that we will effectively capture additional market share in the recreational markets through the licensing of the six V-Form inline skate patents.

     The inline skating industry is segmented into three distinct markets: aggressive, roller hockey, and recreational/fitness. While no assurances can be provided, we believe that our V-Form skate appeals to consumers in all three market segments and believe that we can capture a greater portion of the current market for recreation and fitness. We also believe that we can capture a portion of the traditional quad (2 x 2) roller skate market representing approximately
7.2 million users whom are characterized by the safety/stability preferences of the traditional quad skate over that of the inline skate. We believe that our V-technology, which permits virtual ice hockey stops and enhanced control, will attract such consumers. While we have initially emphasized the roller hockey market, our V-Form skate has also generated interest in the recreational skate market which we intend to pursue.

     We focus on leveraging our relationships with customers to obtain additional business by marketing our products to diversified retailers. We have been able to utilize our current retailing partners in order to obtain instant market penetration for "For As Long As It Takes." Management strongly believes that the ability to provide retailers and customers with a full line of products and services designed to meet their increasing demands distinguishes us from our competitors and provides us with a competitive advantage.

Employees

     As of the date of this Report, we have 10 full time employees assigned as follows: 5 management/administrative, 3 sales and clerical and 2 R&D/Sourcing. We utilize independent sales representatives for a substantial portion of our sales activity and outsources manufacturing, order fulfillment and distribution. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remains satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months.

Trademarks/Patents

     We hold a variety of intellectual properties, including 14 patents (9 owned, 4 exclusively licensed and 1 non-exclusive license) and 15 trademarks (6 registered and 9 pending). A complete listing and detailed description of each in relation to the individual business unit and/or subsidiary is as follows:

     As protection for our flagship product, the V-Form skate, in December 1997, we obtained a non-exclusive license for U.S. Patent No. 5,303,940 entitled "Skate Having Angularly Mounted Wheels," which provides us with the right to manufacture, distribute and sublicense the technology, as defined, within the United States. The patent expires in 2012, subject to renewal for up to 5 years.

     As additional protection for our flagship product, the angularly mounted skate line, in December 1999, we obtained U.S. Patent No. 6,003,882 entitled "Customizable Skate with Removable Wheel Hangers," which provides us with the sole right to manufacture and distribute the V-Form skate brand and any skating product utilizing such technology, as defined, in the United States. This patent expires in 2019.

     As protection for the Roll-Ice product line, in July 1999, we entered into an agreement with Roll-Ice International LLC whereby we obtained an exclusive license to exploit U.S. Patent Numbers 5,662,338, 5,818,368, 5,839,734, and 5,847,927, entitled "The Peripheral Edge Technology." Such licenses provide us with the exclusive right to manufacture, distribute and sublicense any product utilizing such technology within the United States. These patents expire beginning in 2018.

     In December 2000, we obtained the exclusive ownership and assignment for U.S. Patent Numbers 5,803,466, 5,873,584, 5,915,703, 6,045,143, 6,082,746 and
6,135,463, entitled "The V-Form Inline Skate Patents." The acquisition provides us with the exclusive right to manufacture, distribute and sublicense any product which utilizes the technologies, as defined, within the United States. These patents expire beginning in 2018.

     In addition, we have six (6) patent applications pending with the United States Patent and Trademark Office. These applications relate to products currently in development.

     We hold a variety of the registered U.S. trademarks: "V- Formation," "V-Form," "Street Smart," "Tomorrow's Technologies Today" and "Virtual Ice" used in connection with our manufacturing and marketing efforts. We have an application pending for a U.S. trademark for "Nexed" and "Nexed by V-Form" to be used in connection with our clothing and accessories line.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. In November 2001, we moved our principal place of business to 99 Wood Ave. South, Suite 805, Iselin, NJ 08830. This location consists of 3,756 square feet of executive office space. We incur a base monthly rent of $9,390 pursuant to a written lease which expires on December 31, 2010. We believes that this new space is adequately sufficient to meet our future growth demands. Furthermore, we believe that there exists sufficient available office space and that we could effectively lease additional space within the immediate area, if so required. Our prior location was located at 170 Beaver Brook Road, Lincoln Park, New Jersey 07025. This location consisted of 8,500 square feet of executive office space and we incurred a base monthly rent of $7,300 pursuant to a written lease which expired on October 31, 2001.

     The following schedule summarizes the location and function of each of our other facilities:

     Colorado Springs, CO - V-Formation R&D, product sourcing and occasionally serves as a field sales office. In addition, this space also serves as an alternative distribution/fulfillment center for customer service. Total space occupies approximately 4,100 square feet, of which 1,100 square feet is dedicated to sourcing and manufacturing, with the remaining 3,000 square feet dedicated to R&D, customer service and specialty order fulfillment. The space is located in a commercially zoned building and bears a lease expense of $3,900 per month. The relevant lease expires in January 2005.

     Aurora, CO - Order fulfillment and distribution is outsourced to Quantum Logistics, a third party logistics provider. Total space occupied by Quantum Logistics exceeds 50,000 square feet, including office and warehouse space. Leasing costs are incorporated into the warehouse and distribution services provided to us. In addition, Quantum also serves as our customs broker and freight forwarder.

     Manhattan Beach, CA - Western Regional Sales Office. Total office space, as dedicated, occupies approximately 1,000 square feet and has a rental expense of $545 per month. The relevant lease agreement was executed on August 31, 2001, and continues on a month to month basis. We are confident that we could secure additional space in the immediate vicinity, if and when needed.

     During 2001, we closed our Holiday, FL and Huntington Woods, MI field sales offices, in order to save on costs. Operations for both were consolidated into our Colorado Springs, CO facility, which was recently expanded.

     Other Property. We have no other properties as of the date of this Report and no agreement to acquire any other properties.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date of this Report, we are party to various judicial and administrative matters, including the following:

     In January 2001, we filed a complaint against Benetton Group, SPA and Roller Blade, Inc. in the United States District Court, Southern District of New York, Docket No. 01 CIV 510, wherein we have alleged willful infringement of certain of our patent rights for Toeplate with Duel Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on our patents. The defendants have filed an answer and the matter is currently in the discovery phase. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. While no assurances can be provided, we are optimistic about the likelihood of success.

     In February 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 7179, against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. All of these defendants have filed answers to the complaint, but discovery has not yet commenced. While no assurances can be provided, we are optimistic about the likelihood of success.

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM SPA, Fila Holding SPA. and Fila USA, Inc., for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. All of these defendants have filed answers to the complaint and discovery has commenced. While no assurances can be provided, we are optimistic about the likelihood of success.

     In April 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against First Team Sports, Inc. for willful infringement of certain patents held by us, including Toeplate with Duel Flanges for Inline Skate Frames, as well as breach of contract. In February 2002, we entered into a settlement of this matter in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

     Librie vs. V-Formation, Inc. was commenced in the Superior Court of New Jersey, Passaic County, in January 1999, alleging damages for injuries sustained due to an alleged design defect. In March 2002, a jury issued a unanimous judgment in our behalf and the presiding judge entered a judgment of "no cause of action" dismissing the plaintiff's complaint.

     V-Formation, Inc. v. John B.M. Frohling, Esq. was commenced in the Superior Court of New Jersey for Essex County in June 1999. We have alleged malpractice in connection with our previous legal counsel. We are seeking the full recovery of fees and additional recovery for punitive damages. The matter is still in the discovery phase. However, the defendant has filed for protection in the United States Bankruptcy Court. Appropriate applications have been made for relief from the automatic stay.

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. We have filed our answer, as well as counterclaims and discovery has been completed. We have filed a Motion for Summary Judgment in this matter and cross claims have been filed by the plaintiff. It is our position that the plaintiff's claims are without merit and are being vigorously defended.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), in the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts, which resulted in our incurring six figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession, which has a cost basis of approximately $80,000. USCO subsequently liquidated the inventory pursuant to their possessory lien. As a result, we intend to amend our complaint to include in excess of $6.5 million in damages which have arisen, including the sale of our inventory. Discovery has commenced but a trial date has not yet been scheduled as of the date of this Report.

     In January 2002, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against K-2 Corporation for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. The defendant has filed an answer to our complaint, but no discovery has commenced as of the date of this Report. While no assurances can be provided, we are optimistic about the likelihood of success.

     Finally, in February 2002, we filed a complaint against National Sporting Goods Corp. in the United States District Court, Southern District of New York, Docket No. 02 CIV 1273, wherein we have alleged willful infringement of patent rights held by us for Toeplate with Duel Flanges for Inline Skate Frames. Upon information and belief, the defendant is making, using and offering to sell inline skate products which infringe on our patents. We are currently engaged in settlement discussions with this defendant and have agreed to an extension of time for the defendant to file an answer to our complaint. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. While no assurances can be provided, we are optimistic about the likelihood of success.

     We have been named as a defendant in one other lawsuit in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders for approval during the three month period ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of the date of this Report, there is no trading market for any of our securities. While no assurances can be provided, we intend to cause to be filed an application to list our Common Stock on the OTC Bulletin Board operated by the National Association of Securities Dealer's, Inc. in the near future. There can be no assurance that our application, once filed, will be accepted, or that our Common Stock will be approved for trading in the future.

     There are six hundred eighty three (683) holders of our Common Stock. In addition an aggregate of 997,043 shares of Preferred Shares of Preferred Stock may be converted into a like number of shares of Common Stock, including 500,000 Series A Convertible Preferred Shares (2 holders), 102,390 Series B Convertible Preferred Shares (3 holders), 364,152 Series C Convertible Preferred Shares (123 holders), and 30,501 Series D Convertible Preferred Shares (5 holders) and an aggregate of 3,957,790 shares of our Common Stock reserved for issuance pursuant to outstanding warrants.

     (c) Dividends. No dividends have been paid on our shares of Common Stock and management does not anticipate the payment of cash dividends on these securities in the foreseeable future. If operations become profitable, it is anticipated that, for the foreseeable future, any income received therefrom would be devoted to future operations and that cash dividends would not be paid to holders of our Common Stock.

     As of the date of this Report, we have shares of our Series A, B, C and D Preferred Shares issued and outstanding. Following is a description of the various rights applicable to each Series, and disclosure relating to the issuance of dividends due pursuant to the terms of each Series.

     The Series A 6% Cumulative Convertible Preferred Stock pays cumulative annual dividends (if and when declared by the board) of $.06 per share, is redeemable by the holder at $1 per share plus all unpaid dividends and is convertible into Common Stock on a share-for-share basis. Series A shares are non-voting, unless two or more quarterly dividends (whether or not declared) are unpaid, in which case the Series A Preferred stockholders, voting as a class, have the right to appoint two directors. Because the Series A stock is mandatory redeemable, it is presented outside the permanent equity section of our balance sheet included in the financial statements herein. As they accrue, dividends are recorded as equity based interest expense. Interest expense on Convertible Preferred Stock for both the years ended December 31,

2001 and 2000 was $30,000. As of the date of this Report, there are 500,000 shares of Series A Preferred Stock outstanding.

     The Series B 8% Cumulative Convertible Preferred Stock pays annual dividends of 8% of the original series issue price (commencing November 1, 1997) and is cumulative. The stock may not be redeemed, but is convertible into Common Stock. The number of shares issuable upon conversion is determined by dividing the original issue price plus unpaid dividends plus the forced conversion premium (18% of original issue price, if applicable) by the conversion price at the time in effect. We may force the conversion of the stock on the consummation of the sale of our Common Stock in a bona fide underwriting commitment pursuant to a registration statement under the Securities Act of 1933, as amended, which results in aggregate cash proceeds in excess of $10 million, and the public offering price is not less than $5 per share. At December 31, 2001, dividends on the Series B stock were in arrears by $24,000. If such dividends are in arrears, no dividends are to be declared, nor can we redeem shares having a rank lower in priority to the Series A stock with respect to dividends. As of the date of this Report, there are 102,390 shares of the Series B Preferred Stock outstanding.

     In the event of any liquidation, dissolution or our winding up, the Series A preferred stockholders are entitled to receive $.06 per share, and the Series B preferred stockholders $2.93 per share, together with all unpaid dividends on these shares, in preference to dividends on the other Preferred Stock series.

     The Series C Convertible Preferred Stock has an 8% cumulative dividend payable in either cash or stock, at the discretion of the Company. Because the Company failed to register the shares of Common Stock underlying the conversion privilege within one year from the date of issuance (June 1999 through February
2000), the Company is now required to pay 8% dividends per annum, payable quarterly, which obligation commenced in November 2000. The Series C Preferred Stock is also convertible into Common Stock on a share- for-share basis with a conversion premium of not less than 16% ($0.96 per share) of the original $6 per share purchase price of the Series C Preferred Stock. The Series C Preferred Stock has no voting rights. Shareholders have piggyback and demand registration rights. As of the date of this Report, there are 364,152 shares of Series C Preferred Stock outstanding. During the fiscal year ended December 31, 2001, dividends on the Series C stock were in arrears by $174,792.

     The Series D Preferred Stock has an 8% cumulative dividend payable after the first year in either cash or stock, at the discretion of the Company. The Series D Preferred Stock is convertible into Common Stock on a share-for-share basis with a conversion premium of not less than 132% ($3.96 per share) of the original $3 per share purchase price of the Series D Preferred Stock. The Series D Preferred Stock has no voting rights. Shareholders have piggyback and demand registration rights. As of the date of this Report, there are 30,501 shares of Series D Preferred Stock outstanding. During the fiscal year ended December 31, 2001, dividends on the Series D stock were in arrears by $7,320.

Subsequent Event

     There were no dividends paid to holders of our Series A, B, C or D Preferred Stock during 2001. However, the Board of Directors declared and paid a dividend in arrears on all series of Preferred Stock for the year ended December 31, 2001, in the aggregate amount of $236,112 in February 2002. Such dividends were paid through the issuance of an aggregate of 78,704 shares of our Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual Report. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

     We are a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada.

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

Results of Operations

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the years ended December 31, 2001 and 2000.

Comparison  of Results of Operations  for the Years Ended  December 31, 2001 and
2000

     Our revenues increased to $1,931,781 for the year ended December 31, 2001, from $1,272,683 in 2000, an increase of $659,098 (51.8%). The increase in revenues was mainly attributable to the sales of hockey pants totaling $804,196 in 2001 compared to $407,025 in 2000, an increase of $397,171 (97.6%). Within the pant category, sales of our Core and Fluid pant models were $613,957, which represents 76.3% of total pant revenue for 2001.

     For the year ended December 31, 2001, costs of sales also increased to $1,487,544 compared to $1,218,324 for the similar period in 2000, an increase of $269,220 (22.1%). This was due primarily to the increase in revenues described in the paragraph above offset by attaining higher margins (49.6%) on increased volume of pant sales. Profit margins also improved since we had less discount programs than in the prior year.

     General and administrative expenses were $2,417,796 for the year ended December 31, 2001, compared to $1,889,080 for the similar period in 2000, an increase of $528,716 (27.9%). This increase was due primarily to costs associated with payments to newly retained outside consultants for which no costs were recorded in the year 2000. These consultants are comprised of financial advisors, a patent expert and an investor relations firm hired subsequent to the

Company's acquisition of Buckeye Oil and Gas and becoming a public reporting company. The payments to these consultants during the year 2001 totaled $247,783 while there were no payments in the twelve-month period ending December 31, 2000. Also, in 2001, we incurred approximately $217,000 of costs related to applications to various stock exchanges and to costs in connection with settlement with the New Jersey Bureau of Securities discussed in our prior filings with the SEC. We also incurred $150,000 in costs applicable to the Buckeye merger which was charged to reorganization expense.

     Also, during 2001, we incurred a one-time charge of $223,232 arising from the closing of our warehouse facility in Paterson, New Jersey and disposal of assets. Our warehouse operations are now handled by a fulfillment center located in Aurora, Colorado. As a result of this change, we expect that profit margins will increase in the future due to lower costs of sales by reducing employee-related costs, shipping costs and general factory overhead.

     During the year ended December 31, 2001, selling and promotional costs increased by $208,954 from $1,288,997 to $1,497,951. The increase is due primarily to deeper discounts taken by larger retail customers for early payment of amounts due. There was also an increase in bad debt expense, which is directly attributable to the increase in sales volume.

     Research and development costs during the twelve-month period ended December 31, 2001, were $389,384 as compared to $275,684 for the prior period, an increase of $113,700. Travel expenses related to the production and development of samples of new products together with the expenses of the sourcing of goods in foreign countries and meeting potential manufacturers accounted for the majority of the costs in this category. Costs associated with the shipping of samples to the United States for testing purposes was another contributing factor to the increase in expenses within the research and development area.

     Also during 2001, depreciation and amortization expense increased by approximately $6,965 from $132,162 to $139,127. This increase is primarily due to the amortization and depreciation associated with patents, trademarks and equipment.

In addition, during the year ended December 31, 2001, we incurred $1,520,181 of expenses paid to outside consultants and a director of the Company in the form of Common Stock issuances. The outside consultants provided financial advisory services while the director assisted in obtaining a line of credit, which is more fully explained in the Liquidity and Capital Resources section. During the prior year, we incurred a one-time charge of $4,410,000, which was paid by the issuance of 735,000 shares of Common Stock. This charge arose out of the settlement of claims against us relating to a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested equity capital into our Company. The plaintiffs asserted that they were entitled to a finder's fee for having made certain introductions.

     Interest expense decreased from $72,595 in the year 2000 to $29,748 for the twelve months ended December 31, 2001, a decrease of $42,847, (59%). This decrease was due to lower debt balances on which interest was calculated.

     Effective April 2001, we discontinued the operations of our subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries, which totaled $208,764 during the year 2001 and $238,203 during the year 2000, have been reported as discontinued operations in the consolidated statement of operations. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

     As a result of the matters discussed above, we generated a net loss of $(6,145,750) for year ended December 31, 2001 ($.44 per share) compared to a net loss of $(9,439,239) for the prior year ($1.24 per share).

Liquidity and Capital Resources

     At December 31, 2001, we had $214,736 in cash and cash equivalents, a decrease of $494,615 from December 31, 2000. This decrease in cash was attributable to cash used in operating activities of $5,063,026 and cash used in investing activities of $340,742 offset by cash provided by financing activity of $4,909,153.

     Net cash used in operating activities during the year ended December 31, 2001, was $5,063,026, versus $3,522,606 for the same period in 2000. Net loss for the year ended December 31, 2001, of $6,145,750, was significantly lower than the net loss of $9,439,239 for the year ended December 31, 2000. However, net accounts receivable increased to $473,401 from $173,349 at December 31, 2000, and inventory increased to $977,348 from $366,253 at December 31, 2000, which is attributable to the increased sales volume during the current year.

     Net cash provided by financing activity totaled $4,909,153 for the year ended December 31, 2001, compared to $4,290,569 for the same period in 2000. Proceeds received from the sale of our Common Stock, primarily from the exercise of outstanding warrants were $4,805,599. The Company drew down $600,000 from the new line of credit as of December 31, 2001. In addition, $262,334 was used for principal payments under loan agreements and $229,572 was advanced to related parties.

     As of December 31, 2001, we have loans receivables from related parties in the amount of $274,169, which primarily consist of a loan to an officer with a principal balance of $195,087. The principal balance was $32,456 as of December 31, 2000, an increase of $162,631. The note bears interest at 8% and is repayable upon demand. Interest on the note, which is also payable on demand, totaled $12,141 for the year ended December 31, 2001. These advances are shown as non-current at December 31, 2001, since it is not anticipated that they will be repaid during the next year.

     During September 2001, we obtained a new $1,250,000 line of credit agreement with a bank. The line of credit is available through March 31, 2002. Amounts drawn on the line bear interest at the prime rate plus 2%. The obligation is collateralized by the personal guarantees and by mortgages on specific real estate assets of one of our officers and one of our directors.

     During October 2001, in return for assistance in obtaining the line of credit described above and collateralizing the loan with personal assets, we provided the aforementioned director with stock- based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to us with an October 2001 payment in the amount of $519,000.

     At December 31, 2001, we had certain outstanding notes payable, including a note payable in 18 equal quarterly installments of $77,153, including interest at 8%, which commenced April 1, 1998 and is due July 1, 2002. As of December 31, 2001, the outstanding principal balance on this note was $222,500. These notes are collateralized by consent judgments in favor of the creditors and are guaranteed by certain of our officers. These agreements also contain certain covenants that restrict officers' compensation, the making of loans and prohibit the declaration or payment of cash dividends during the term of the note.

     In addition, we have an outstanding note payable which had a principal balance of $140,000 at December 31, 2001. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. The unpaid balance of the note is payable in full in the event of a sale or merger of our Company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     We have incurred losses from operations since inception. We have been dependent upon capital raised through private placements of equity to finance our business operations. In addition, we obtained a new line of credit, as described above, to continue implementation of our business plan.

     Our success may be dependent upon our ability to raise additional capital to continue as a going concern. We are in discussions with investment bankers and others to provide or assist in providing this financing. However, we do not have any written commitments for any of this financing and no assurances can be provided that we will obtain any additional financing. Unless we begin to generate profits from our operations in the near future, of which there can be no assurance, the failure to infuse additional capital into our Company may force management to curtail marketing expenditures and product introductions, which may affect our ability to fully implement our business plan. These issues raise substantial doubt about our ability to continue as a going concern.

Trends

     Our strategy is to direct our current efforts to increase sales and market penetration. While no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner. Therefore, we believe that we will be profitable by the third quarter of 2002 without taking into account the potential inflow of revenue from the outstanding patent infringement lawsuits, since there is no assurance of a favorable outcome to us.

Inflation

     Inflation has not had a significant impact on the results of operations and is not anticipated to have a significant negative impact in the foreseeable future. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of December 31, 2001 and 2000              F-3

   Consolidated Statements of Operations for the years ended
      December 31, 2001 and 2000                                             F-4

   Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 2001 and 2000                                   F-5-F-6

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2001 and 2000                                             F-7

   Notes to Consolidated Financial Statements                           F-8-F-29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
V-Formation, Inc. and subsidiaries
Iselin, New Jersey


We have audited the accompanying consolidated balance sheets of V-Formation, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of V-Formation, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that V-Formation, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses and needs to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          s/CITRIN COOPERMAN & COMPANY, LLP
                                          ---------------------------------
                                          CERTIFIED PUBLIC ACCOUNTANTS

March 14, 2002



                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                          2001          2000
                                                                      ------------  ------------
                             ASSETS
Current assets:
   Cash and cash equivalents                                          $    214,736  $    709,351
   Accounts receivable, net of allowance for doubtful accounts
      of $60,000 in 2001 and $21,000 in 2000                               473,401       173,349
   Inventories                                                             977,348       366,253
   Prepaid expenses and other current assets                                45,103        12,301
   Related party loans receivable                                           66,940        32,456
                                                                      ------------  ------------
               Total current assets                                      1,777,528     1,293,710

Property and equipment, net                                                283,663       334,339
Patents and trademarks, net of accumulated amortization
   of $170,644 in 2001, $115,939 in 2000                                   724,567       521,119
Related party loans receivable                                             207,229             -
Security deposits                                                           44,318        37,437
                                                                      ------------  ------------

               TOTAL ASSETS                                           $  3,037,305  $  2,186,605
                                                                      ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                     $    600,000  $          -
   Current maturities of long-term debt                                    257,500       334,227
   Accounts payable and accrued expenses                                   847,640       510,096
                                                                      ------------  ------------

               Total current liabilities                                 1,705,140       844,323
                                                                      ------------  ------------

Long-term debt, net of current maturities                                  105,000       290,607
                                                                      ------------  ------------

Mandatory redeemable, Series A convertible preferred stock
    no par value,  500,000 shares authorized
    500,000 shares issued and outstanding in 2001 and 2000
    Aggregate liquidation preference of $30,000 in 2001 and 2000           500,000       500,000
                                                                      ------------  ------------

Stockholders' equity:
   Preferred stock - no par value, 7,000,000 shares authorized,
      498,127 shares issued, 497,043 shares outstanding in 2001
      975,148 shares issued, 974,064 shares outstanding in 2000
      Aggregate liquidation preference $303,960 in 2001 and
      $308,728 in 2000                                                   2,582,857     4,786,470
   Common stock - no par value, 45,000,000 shares authorized,
      16,577,833 shares issued, 15,921,084 shares outstanding in 2001
      10,516,150 shares issued, 10,038,234 shares outstanding in 2000   32,361,961    25,906,013
   Additional paid-in capital                                           30,798,116    30,798,116
   Subscriptions receivable                                                      -    (2,457,545)
   Accumulated deficit                                                 (64,417,780)  (58,272,030)
   Treasury stock at cost, 657,833 shares in 2001 and 479,000
       shares in 2000                                                     (597,989)     (209,349)
                                                                      ------------  ------------

               Total stockholders' equity                                  727,165       551,675
                                                                      ------------  ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,037,305  $  2,186,605
                                                                      ============  ============

                 See notes to consolidated financial statements.
                                       F-3

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001         2000
                                                   -----------  -----------

Sales                                              $ 1,931,781  $ 1,272,683

Cost of goods sold                                   1,487,544    1,218,324
                                                   -----------  -----------

Gross profit                                           444,237       54,359
                                                   -----------  -----------

Operating expenses:
   Selling and promotional                           1,497,951    1,288,997
   General and administrative                        2,417,796    1,889,080
   Research and development                            389,384      275,684
   Depreciation and amortization                       139,127      132,162
   Loss on factory closing and disposal of assets      223,232      106,142
   Equity-based compensation                         1,520,181    5,461,116
   Reorganization expense                              150,000            -
                                                   -----------  -----------

               Total operating expenses              6,337,671    9,153,181
                                                   -----------  -----------

Loss from operations                                (5,893,434)  (9,098,822)
                                                   -----------  -----------

Other income (expense):
   Interest income                                      16,196          381
   Interest expense                                    (29,748)     (72,595)
   Equity-based interest expense                       (30,000)     (30,000)
                                                   -----------  -----------

             Total other income (expense)              (43,552)    (102,214)
                                                   -----------  -----------

Loss from continuing operations                     (5,936,986)  (9,201,036)

Discontinued operations                               (208,764)    (238,203)
                                                   -----------  -----------

               NET LOSS                            $(6,145,750) $(9,439,239)
                                                   ===========  ===========

Loss per common share:
   Continuing operations                           $     (0.42) $     (1.21)
   Discontinued operations                               (0.02)       (0.03)
                                                   -----------  -----------

              Total loss per common share          $     (0.44) $     (1.24)
                                                   ===========  ===========

Weighted average shares outstanding                 14,094,700    7,611,483
                                                   ===========  ===========



                 See notes to consolidated financial statements.




                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                  Common Stock     Preferred stock        Treasury Stock
                       -----------------------  ---------------------  --------------------  Additional
                        Number of               Number of              Number of              Paid-in    Subscriptions Accumulated
                         Shares       Amount     Shares      Amount     Shares     Amount      Capital     Receivable    Deficit
                       ----------  -----------  ---------  ----------  ---------  ---------  -----------  -----------  ------------
Balance at
  January 1, 2000       7,279,174  $14,163,144    696,828  $3,866,554    458,849  $(121,745) $30,811,160  $         -  $(48,832,791)

Sales of stock for cash    34,618      122,400    277,202     913,208          -          -            -            -             -

Warrants exercised      2,070,450    6,114,908          -           -          -          -            -   (2,457,545)            -

Issuance of stock for
  employee compensation    29,500       88,500          -           -          -          -            -            -             -

Issuance of stock in
  litigation settlement   735,000    4,410,000          -           -          -          -            -            -             -

Issuance of stock
  for services            358,409      953,067      1,118       6,708          -          -            -            -             -

Issuance of warrants
  for service providers         -            -          -           -          -          -       10,950            -             -

Issuance of stock
  for interest              5,000       30,000          -           -          -          -            -            -             -

Issuance of stock
  for dividends             3,999       23,994          -           -          -          -      (23,994)           -             -

Purchase of
  treasury stock                -            -          -           -     20,151    (87,604)           -            -             -

Net loss for the year           -            -          -           -          -          -            -            -    (9,439,239)
                       ----------  -----------  ---------  ----------  ---------  ---------  -----------  -----------  ------------

Balance at
  December 31, 2000    10,516,150  $25,906,013    975,148  $4,786,470    479,000  $(209,349) $30,798,116  $(2,457,545) $(58,272,030)
                       ==========  ===========  =========  ==========  =========  =========  ===========  ===========  ============


                 See notes to consolidated financial statements




                                                           V-FORMATION, INC.
                                                           AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                  Common Stock     Preferred stock        Treasury Stock
                       -----------------------  ---------------------  --------------------  Additional
                        Number of               Number of              Number of              Paid-in    Subscriptions Accumulated
                         Shares       Amount     Shares      Amount     Shares     Amount      Capital     Receivable    Deficit
                       ----------  -----------  ---------  ----------  ---------  ---------  -----------  -----------  ------------
Balance at
  January 1, 2001      10,516,150  $25,906,013    975,148  $4,786,470    479,000  $(209,349) $30,798,116  $(2,457,545) $(58,272,030)

Sales of stock for cash   345,165    1,035,495          -           -          -          -            -            -             -

Warrants exercised
  by officers           3,841,000      384,100          -           -    128,033   (384,100)           -            -             -

Warrants exercised        592,521    1,777,563          -           -          -          -            -            -             -

Issuance of stock
  for Company
  reorganization          478,082            -          -           -          -          -            -            -             -

Issuance of stock
  for services            330,394      991,182          -           -          -          -            -            -             -

Subscriptions
  satisfied as
  compensation for
  services                      -            -          -           -          -          -            -      528,999             -

Subscriptions
  received                      -            -          -           -          -          -            -    1,928,546             -

Series C Preferred
  stock cancelled               -            -     (2,500)    (15,000)         -          -            -            -             -

Conversion of
  Series C Preferred      255,022    1,609,111   (255,022) (1,530,166)         -          -            -            -             -

Conversion of
  Series D Preferred      219,499      658,497   (219,499)   (658,497)         -          -            -            -             -

Purchase of
  treasury stock                -            -          -           -        800     (4,540)           -            -             -

Common stock redeemed           -            -          -           -     50,000          -            -            -             -

Net loss for the year           -            -          -           -          -          -            -            -    (6,145,750)
                       ----------  -----------  ---------  ----------  ---------  ---------  -----------  -----------  ------------

Balance at
 December 31, 2001     16,577,833  $32,361,961    498,127  $2,582,857    657,833  $(597,989) $30,798,116  $         -  $(64,417,780)
                       ==========  ===========  =========  ==========  =========  =========  ===========  ===========  ============

                 See notes to consolidated financial statements.
                                       F-6


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                            2001        2000
                                                                        -----------  -----------
Cash flows from operating activities:
   Net loss                                                             $(6,145,750) $(9,439,239)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                      139,127      132,162
         Employee compensation paid in stock and warrants                         -       88,500
         Fees and commissions paid in stock and warrants                    991,182      962,616
         Stock subscriptions satisfied as compensation for services         528,999            -
         Litigation settlement paid in stock and warrants                         -    4,410,000
         Debt incurred in litigation settlement                                   -      195,000
         Interest accrued on shareholder loans                              (12,141)           -
         Interest paid in stock and warrants                                      -       30,000
         Loss on factory closing and disposal of assets                     223,232      106,142
         Bad debts                                                           72,267            -
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                     (372,319)     (55,987)
            (Increase) decrease in inventories                             (785,483)     (23,304)
            (Increase) decrease in prepaid expenses
               and other current assets                                     (32,804)      33,159
            (Increase) decrease in security deposits                         (6,881)      11,050
            Increase (decrease) in accounts payable and accrued
              expenses                                                      337,545       27,295
                                                                      -------------  -----------

                  Net cash used in operating activities                  (5,063,026)  (3,522,606)
                                                                      -------------  -----------

Cash flows from investing activities:
   Capital expenditures for equipment, patents
      and trademarks                                                       (340,742)    (218,798)
                                                                      -------------  -----------

                 Net cash used in investing activities                     (340,742)    (218,798)
                                                                      -------------  -----------

Cash flows from financing activities:
   Proceeds from line of credit                                             600,000            -
   Advances to related parties                                             (229,572)           -
   Principal payments under loan agreements                                (262,334)    (314,798)
   Proceeds from issuance of common stock                                 4,805,599    3,779,763
   Proceeds from issuance of preferred stock                                 -           913,208
   Purchase of treasury stock                                                (4,540)     (87,604)
                                                                      -------------  -----------

                 Net cash provided by financing activities                4,909,153    4,290,569
                                                                      -------------  -----------

Net increase (decrease) in cash and cash equivalents                       (494,615)     549,165

Cash and cash equivalents, beginning                                        709,351      160,186
                                                                      -------------  -----------

Cash and cash equivalents, ending                                     $     214,736  $   709,351
                                                                      =============  ===========

                 See notes to consolidated financial statements.

                                       F-7
                                                                              32

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

History  and business activity
------------------------------

V-Formation is a multi-faceted, innovative sports technologies company that has made significant advances concerning the development and marketing of the first major evolution to the inline skate. The Company has been credited with introducing the "V" technology, which incorporates a proprietary, patented angular wheel technology, which displaces the wheels at alternating 16-degree angles.

V-Formation, Inc. (the "Company") was organized in January 1995 and was in the development stage through December 31, 1996. In January 1997, the Company commenced the sale of patented V-configuration roller skates to sporting goods retailers located throughout the United States and Canada. During 1999, the Company acquired the Nexed brand of hockey equipment and apparel. During 2000, the Company acquired On Net Sports, Inc. ("ONSI"), a development stage company that has had no operations to date (Note 8). In addition, the Company incorporated Soft Machine, Inc. ("SMI") as a wholly-owned subsidiary to acquire certain software and intellectual properties. SMI has had no operations to date (Note 8).

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Company reorganization
----------------------

Effective March 14, 2001, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), the Company acquired all of the outstanding shares of Buckeye Oil and Gas, Inc. ("Buckeye"), a publicly-held corporation, in exchange for 478,082 shares of the Company's common stock and a payment of $150,000, which was charged to reorganization expense. The shares issued represent approximately 2.5% of the Company's outstanding securities subsequent to the transaction. V-Formation was the surviving corporation and by virtue of the merger, became a fully-reporting publicly-held company under the Securities Act of 1934.

Cash equivalents
----------------

The Company considers all highly-liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Going concern
-------------

The Company has incurred losses from operations from inception. The Company has been dependent upon capital raised through private placement of convertible debt and equity and through the public offering of the Company's common stock to finance its business operations. In addition, the Company has obtained a new line of credit to implement its business plan.

The Company's success may be dependent upon its ability to raise additional capital to continue as a going concern. The Company is in discussions with investment bankers and others to provide or assist in providing this financing. However, the Company does not have any written commitments for any of this financing, and no assurance can be given that the Company will obtain any additional financing. Unless the Company begins to generate profits from operations in the near future, of which there can be no assurance, the failure to infuse additional capital into the Company may force management to curtail marketing expenditures and product introductions, which may affect the Company's ability to fully implement its business plan. These issues raise substantial doubt about the Company's ability to continue as a going concern.

Supplementary disclosures of cash flow information
--------------------------------------------------

During the years ended December 31, 2001 and 2000, the Company paid interest expense of $29,748 and $72,595, respectively.

Supplementary schedules of noncash investing and financing activities
---------------------------------------------------------------------

                                                     Years ended December 31,
                                                     ------------------------
                                                         2001        2000
                                                      ---------   ----------

       Stock and warrants issued for
          employee compensation                       $       -   $   88,500
                                                      =========   ==========
       Stock and warrants issued for fees
          and commissions                             $ 991,182   $  962,616
                                                      =========   ==========
       Stock and warrants issued for
          litigation settlement                       $       -   $4,410,000
                                                      =========   ==========
       Stock and warrants issued as interest expense  $       -   $   30,000
                                                      =========   ==========
       Stock issued and capitalized as
          patent and trademark costs                  $       -   $    8,109
                                                      =========   ==========
       Stock issued as dividends                      $       -   $   23,994
                                                      =========   ==========
       Stock subscriptions satisfied as compensation
           for services                               $ 528,999   $        -
                                                      =========   ==========





                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Concentration of credit risk
----------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consists principally of cash and accounts receivable. The Company's policies do not require collateral to support accounts receivable. However, because of the diversity and credit worthiness of individual accounts which comprise the total balance, management does not believe that the Company is subject to any significant credit risk.

At December 31, 2001 and 2000, the Company had a cash bank balance in one bank which was approximately $118,000 and $905,000, respectively in excess of the $100,000 limit insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with regard to cash.

At December 31, 2001, the Company had accounts receivable from two customers in the amounts of approximately $95,300 and $51,800, representing 20% and 11% of the accounts receivable balance at that date. At December 31, 2000, no
individual   customer   represented  10%  or  more  of  the  Company's  accounts
receivable.

Fair value of financial instruments
-----------------------------------

The Company's receivables and payables are current on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that notes payable, long-term debt and capital lease obligations approximate fair value when current interest rates for similar debt securities are applied.

Inventories
-----------

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the respective assets. Additions and improvements are capitalized, whereas costs of maintenance and repairs are expensed as incurred.








                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Equity-based compensation
-------------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock warrants.

Research and development
------------------------

Research and development costs are charged to operations when incurred and are included in operating expenses.

Assets held under capital leases
--------------------------------

The Company is the lessee of office furniture, office equipment, and a motor vehicle under capital leases expired through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Income taxes
------------

The Company recognizes deferred tax liabilities and assets, if any, for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances, if any, are provided when the expected realization of tax assets does not meet a "more likely than not" criterion.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the 2001 presentation.











                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Loss per common share
---------------------

Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods.
Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 4,991,914 and 9,845,054, which consist of outstanding warrants and convertible preferred shares are considered to be antidilutive at December 31, 2001 and 2000, respectively.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of:
                                                        December 31,
                                                   ---------------------
                                                     2001         2000
                                                   --------     --------
         Finished goods                            $702,952     $220,069
         Raw materials                               92,262      146,184
         Progress payments on production costs      182,134            -
                                                   --------     --------

                                                   $977,348     $366,253
                                                   ========     ========

During 2001, the Company started using an outside manufacturer to produce its products. As of December 31, 2001, progress payments on production costs made to the manufacturer totaled $182,134.










                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                                 December 31,
                                            ---------------------     Life in
                                               2001         2000        Years
                                            --------     --------     -------
         Molds and tooling                  $367,213     $289,237       7-10
         Motor vehicles                           -         7,703        5
         Office equipment                     88,642      125,151        5
         Furniture and fixtures               28,469       30,044       7-10
         Machinery and equipment                  -        90,912        7
                                            --------     --------

                                             484,324      543,047
         Less:  accumulated depreciation     200,661      208,708
                                            --------     --------

                                            $283,663     $334,339
                                            ========     ========

During the year ended December 31, 2001, the Company closed a factory assembly facility. In connection therewith, the Company wrote off machinery and equipment that was no longer in use, with an original cost of $144,936, net of accumulated depreciation of $96,092. The Company incurred a loss on disposal of $48,844. Total loss on factory closing was $223,232.

During the year ended December 31, 2000, the Company wrote-off molds and tooling that were no longer in use, with an original cost of $175,934, net of accumulated depreciation of $69,792. The Company incurred a loss on disposal of $106,442.

Included above are motor vehicles, office furniture and equipment held under capitalized leases with a cost of $104,245 and accumulated depreciation of $73,355 at December 31, 2000. Depreciation on assets held under capitalized leases amounted to $16,131 for the year ended December 31, 2000. As of December 31, 2001, the Company had no equipment held under capitalized leases.











                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 4 - PATENTS AND TRADEMARKS
-------------------------------

The Company owns or licenses various patents of technology concerning its V-configuration skates, as well as in-line skates, boots with interchangeable skate chassis, and self-illuminating wheels. The Company has also trademarked various names and logos.

The costs associated with the acquisition of a patent, and the costs of registering the patents and trademarks are capitalized and amortized on the straight-line basis over the remaining lives, of 15 to 17 years. The periods of amortization are periodically evaluated to determine whether circumstances warrant revised estimates of useful lives.

The Company reviews the carrying value of patents and trademarks to determine whether there are any impairment losses. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Although the Company has experienced operating losses projected cash flows do not indicate an impairment of the value of patents and trademarks recorded in the accompanying consolidated financial statements.

In December 2000, the Company acquired six patents which cover a range of key in-line skate design elements, including wheel and sidewall mounting and construction. The patents were acquired for $130,000. Commencing January of 2001, the Company filed several lawsuits against in-line skate manufacturers for infringing on one or more of these patents (Note 12).

NOTE 5 - LINE OF CREDIT
-----------------------

During September 2001, the Company obtained a new $1,250,000 line of credit agreement with a bank. The line of credit is available through March 31, 2002. Amounts drawn on the line bear interest at the prime rate plus 2% (6.75% as of December 31, 2001). The obligation is collateralized by the personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. At December 31, 2001, $600,000 was drawn against this line of credit.

Through September 2001, the Company had a $620,000 line of credit agreement with a financial institution. The line of credit was available through May 2001. The obligation bore interest at the bank's index rate plus 1.5% and was collateralized by the assets of one of the Company's officers and one of its directors.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following obligations:
                                                              December 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
 Notes payable in 18 equal quarterly  installments of
 $77,153,  including interest at 8%,  commencing
 April  1,  1998  and  due  July  1,  2002.  These
 notes  are collateralized  by consent  judgments
 in favor of the  creditors,  signed by the Company
 and certain of its officers, and certain covenants
 that restrict officers' compensation, restrict the
 making of loans and prohibit the declaration or payment
 of cash dividends.                                       $222,500    $432,167

 Capital lease obligations, payable in monthly
 installments of $2,388 in 2000, including interest
 from 11.4% to 18.9%, due through December 2001.                 -      17,667

 Unsecured note payable in five annual installments of
 $35,000, without interest, commencing March 15, 2001.
 The unpaid balance of the note is payable in full in
 the event of sale or merger of the Company, or in the
 event the Company receives net funding of $1,500,000,
 or more, from an equity offering (Note 12).               140,000     175,000
                                                          --------    --------
                                                           362,500     624,834
Less current maturities                                    257,500     334,227
                                                          --------    --------

                                                          $105,000    $290,607
                                                          ========    ========

Following is the schedule of maturities of long-term debt:

                 Year ending
                 December 31,
                 ------------
                    2002                                 $257,500
                    2003                                   35,000
                    2004                                   35,000
                    2005                                   35,000
                                                         --------

                                                         $362,500
                                                         ========



                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 7 - MANDITORILY REDEEMABLE SERIES A PREFERRED STOCK
--------------------------------------------------------

The Series A 6% Cumulative Preferred Stock, which pays cumulative annual dividends (if and when declared by the board) of $.06 per share, is redeemable at the option of the holders. In the event of any liquidation, dissolution or winding up of the Company, Series A preferred stockholders are entitled to receive $0.06 per share, together with all unpaid dividends on these shares.

Because the convertible preferred stock is mandatory redeemable, it is presented outside of the permanent equity section of the Company's balance sheet. As they accrue, dividends are recorded as equity based interest expense. Interest expense on convertible preferred stock for both the years ended December 31, 2001 and 2000 was $30,000.

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

Common stock
------------

During 2001 and 2000, the Company sold an aggregate of 345,165 and 34,618 shares of its common stock, receiving proceeds of $1,035,495 and $122,400, respectively. In connection with the settlement of a legal dispute, the Company redeemed 50,000 shares of common stock at no cost.

Preferred stock
---------------

The Company has authorized 7,500,000 shares of preferred stock. All series of preferred stock are non-voting, unless two or more quarterly dividends (whether or not declared) on the Series A Preferred Stock are unpaid, in which instance the Series A preferred stockholders, voting as a class, have the right to appoint two directors.

Series B preferred stock
------------------------

The Series B 8% Cumulative Preferred Stock pays annual dividends of 8% of the original series issue price and is cumulative. The stock may not be redeemed, but is convertible into common stock. The number of shares issueable upon conversion is determined by dividing the original issue price plus unpaid dividends plus the conversion factor (18% of original issue price, if applicable) by the conversion price at the time in effect as adjusted for later stock splits or recapitalization, if applicable. The Company may force the conversion of the stock on the consummation of the sale of the Company's common stock in a bona fide underwriting commitment pursuant to a registration statement under the Securities Act of 1933, as amended, which results in aggregate cash proceeds in excess of $10 million, and a public offering price of not less than $5 per share.

In the event of any liquidation, dissolution or winding up of the Company, the Series B preferred stockholders are entitled to receive $2.93 per share, together with all unpaid dividends on these shares.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Series C preferred stock
------------------------

During 1999, the Company commenced a private placement in which it sold 508,372 equity units. The Company concluded the private placement in early 2000 by selling 27,202 shares of its Series C Preferred Stock. Each unit consists of one share of Series C 8% Cumulative Preferred Stock and two detachable Preferred Series C Warrants. Proceeds of the issuance received in 2000 totaled $163,208. During the year ended December 31, 2001, shareholders converted 255,022 shares of Series C preferred stock to common stock. In connection therewith, the Company received $78,995 in conversion premiums. During 2001, the Company cancelled 2,500 shares of Series C Preferred stock, which was previously issued in error for charitable contributions.

The Series C Preferred Stock has an 8% cumulative dividend payable in either cash or stock, at the discretion of the Company. Since the Company's common stock became registered as a result of its merger with a public company (Note 1) more than one year after the date of issuance (June 1999 through February 2000) the Company is required to pay 8% dividends per annum, payable quarterly commencing November 2000. The Series C Preferred Stock is also convertible into common stock on a share-for-share basis with a cash conversion premium of not less than 16% ($0.96 per share) of the original $6 per share purchase price of the Series C Preferred Stock. The Series C Preferred Stock has no voting rights. Shareholders have piggyback and demand registration rights.

The Preferred Series C Warrants are exercisable for a period of three years. Each warrant entitles the holder to purchase one share of Series C Preferred Stock for $6 per share

In the event of any liquidation, dissolution or winding up of the Company, the Series C preferred stockholders are entitled to receive $.01 per share, together with all unpaid dividends on these shares.











                                      F-17
                                                                              42

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Series D preferred stock
------------------------

During February 2000, the Company completed a private placement in which it sold 83,333 equity units at $9.00 per unit. Each unit consists of three shares of Series D 8% Cumulative Convertible Preferred Stock and three detachable
Preferred  Series D  Warrants  per share.  Proceeds  from the  issuance  totaled
$750,000. The Series D Preferred Stock has an 8% cumulative dividend payable after the first year in either cash or stock, at the discretion of the Company. The Series D Preferred Stock is convertible into common stock on a share-for-share basis with a cash conversion premium of not less than 132% ($3.96 per share) of the original $3 per share purchase price of the Series D Preferred Stock. During the year ended December 31, 2001, shareholders converted 219,499 shares of Series D preferred stock into common stock on a share-for-share basis for the original $3.00 per share purchase price.

The Preferred Series D Warrants are exercisable until December 31, 2002. The exercise price for each Preferred Series D Warrant will be equal to 50% of the original purchase price of the Preferred Series D Unit ($4.50). Each warrant upon exercise will entitle the holder to receive one share of the Company's Series D Preferred Stock, which may be converted into common stock on a share-for-share basis with a conversion premium of not more than 55% ($2.47) of the original purchase price of the Preferred Series D Warrant.

The Series D Preferred Stock has no voting rights. Shareholders have piggyback and demand registration rights.

In the event of any liquidation, dissolution or winding up of the Company, the Series D preferred stockholders are entitled to receive $.01 per share, together with all unpaid dividends on these shares.











                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

The following is a summary of activity of the various series of preferred stock included in stockholders' equity for the years ended December 31, 2001 and 2000:

                                              Years ended December 31,
                                      ----------------------------------------
                                             2001                2000
                                      -------------------  -------------------
                                      Shares     Amount    Shares     Amount
                                      -------  ----------  -------  ----------
Series B:
   Beginning balance                  102,390  $  300,000  102,390  $  300,000
   Activity                                 -           -        -           -
                                      -------  ----------  -------  ----------

   Ending balance                     102,390  $  300,000  102,390  $  300,000
                                      =======  ==========  =======  ==========

Series C:
   Beginning balance                  622,758  $3,736,470  594,438  $3,566,554
   Sales of stock for cash                  -           -   27,202     163,208
   Issuance of stock for services           -           -    1,118       6,708
   Conversion to common stock        (255,022) (1,530,116)       -           -
   Stock cancelled                     (2,500)    (15,000)       -           -
                                      -------  ----------  -------  ----------

   Ending balance                     365,236  $2,191,354  622,758  $3,736,470
                                      =======  ==========  =======  ==========

Series D:
   Beginning balance                  250,000  $  750,000        -  $        -
   Conversion to common stock        (219,499)   (658,497)       -           -
   Sales of stock for cash                  -           -  250,000     750,000
                                      -------  ----------  -------  ----------

   Ending balance                      30,501      91,503  250,000  $  750,000
                                      =======  ==========  =======  ==========

Total:
   Beginning balance                  975,148  $4,786,470  696,828  $3,866,554
   Sales of stock for cash                  -           -  277,202     913,208
   Issuance of stock for services           -           -    1,118       6,708
   Conversion to common stock        (474,521)  2,188,613)       -           -
   Stock cancelled                     (2,500)    (15,000)       -           -
                                      -------  ----------  -------  ----------

   Ending balance                     498,127  $2,582,857  975,148  $4,786,470
                                      =======  ==========  =======  ==========






                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Warrants
--------

The Company has issued warrants to purchase its common stock in connection with the sale of its common stock, and as compensation to employees and unrelated service providers.

The following is a summary of warrant activity for the years ended December 31, 2001 and 2000. All warrants are exercisable.

                                    Common stock            Series C Preferred         Series D Preferred
                             --------------------------  -------------------------  ------------------------
                                Number     Weighted       Number      Weighted       Number     Weighted
                                 of         average         of         average         of        average
                               shares    exercise price   shares    exercise price   shares   exercise price
                             ----------  --------------  ---------  --------------  --------  --------------
Balance at January 1, 2000    8,130,886  $         1.60  1,488,876  $         6.96         -  $            -

Cancelled                      (156,540) $         3.00   (785,968) $         6.96         -  $            -

Granted                       1,118,197  $         3.89    851,276  $         3.00   833,334  $         3.00

Exercised                      (918,290) $         2.95   (748,300) $         3.00  (334,003) $         3.00

Expired                      (1,005,422) $         2.06   (104,140) $         6.96         -  $            -
                             ----------                  ---------                  --------

Balance at December 31, 2000  7,168,831  $         1.34    701,744  $         6.75   499,331  $         3.00

Granted                          66,091  $         3.00          -               -         -  $            -

Exercised                    (3,874,722) $         0.13    (59,468) $         3.00  (499,331) $         3.00

Expired                         (39,686) $         4.59     (5,000) $         6.00         -  $            -
                             ----------                  ---------                  --------

Balance at December 31, 2001  3,320,514  $         2.78    637,276  $         6.00  $      -  $            -
                             ==========                  =========                  ========

In conjunction with the private placement of Series C Preferred Stock, which took place during 1999, the Company issued 1,188,876 warrants. Each warrant entitles the holder to purchase one share of Series C Preferred Stock for $6 per share. The warrants are exercisable for a period of three years.

In October 2000, pursuant to a resolution of the board of directors, the Company instituted a warrant exercise incentive program, which provided all holders of common stock warrants and substantially all holders of Series C and Series D warrants with the opportunity to exercise their warrants to purchase common shares at the lesser of the original exercise price or $3 per share. The revised terms were available for all eligible warrants that were exercised by December 31, 2000 and paid by March 31, 2001. As of December 31, 2000, subscriptions receivable, representing warrants exercised but not fully paid, totaled $2,457,545. Under the terms offered, any warrant holders that partially exercised their warrants, forfeited all unexercised warrants. Any warrant holders, that did not exercise their warrants by the specified date, kept their warrants at the original terms.

During March 2001, officers of the Company exercised 3,841,000 common stock warrants at an exercise price of $0.10 per share. The exercise price relating to these warrants were paid for by the surrender of 128,033 mature shares outstanding which were held by the officers of the Company.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

Warrants (continued)
--------------------

During 2001, warrant holders exercised warrants to purchase a total of 592,521 shares of the Company's common stock.

On December 31, 2001, 2,070,517 common stock warrants that were due to expire, were extended through December 31, 2002. Since there was no change in the calculated market value of the extended options over the market value of the options prior to the extension, there was no substantive incremental value provided to warrant holders. Therefore, no additional compensation cost was recorded as a result of the extensions granted in 2001.

Dividends
---------

On February 20, 2002, the Board of Directors declared a dividend on the Series A, Series B, Series C and Series D preferred stock pursuant to the designations and preferences of each such series of preferred stock.

At December 31, 2001, dividends on the Series A and Series B Cumulative Preferred Stock were in arrears by $30,000 and $24,000, respectively. If such dividends are in arrears, no dividends shall be declared, nor shall there be any redemption of shares having a rank lower in priority to the Series A Preferred Stock with respect to dividends. Dividends on the Series C and Series D preferred stock were in arrears by $174,792 and $7,320, respectively. All dividends in arrears for 2001 were paid though the issuance of 78,704 shares of the Company's common stock during the first quarter of 2002. All dividends due in 2000 on Series A and Series B Preferred Stock were paid through the issuance of 8,999 shares of the Company's common stock during 2000.

NOTE 9 - EQUITY-BASED COMPENSATION
----------------------------------

During 2001 and 2000, the Company issued common stock, preferred stock and warrants to purchase common and preferred stock to employees and unrelated service providers as compensation. The following is the summary of stock and warrants issued for compensation:

                                                      Number of   Compensation
                                                       shares        Amount
                                                      ---------   ------------
   2000: Common stock issued to employees                29,500   $     88,500
         Common stock issued in litigation settlement   735,000      4,410,000
         Common stock issued as patent costs              2,703          8,109
         Common stock issued to service providers       356,736        944,958
                                                      ---------   ------------

                                                      1,123,939   $  5,451,567
                                                      =========   ============

         Warrants issued to service providers             7,500   $     10,950
                                                      =========   ============

         Series C Preferred stock issued to
           service providers                              1,118   $      6,708
                                                      =========   ============

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                 NOTE 9 - EQUITY-BASED COMPENSATION (CONTINUED)

                                                      Number of   Compensation
                                                       shares        Amount
                                                      ---------   ------------

   2001: Subscriptions satisfied as compensation for
           services                                           -   $    528,999
         Common stock issued to service providers       330,394        991,182
                                                      ---------   ------------

                                                        330,394   $  1,520,181
                                                      =========   ============

The  following  is  a  summary  of  operating   expenses  paid  in  equity-based
compensation:

                                            Years ended December 31,
                                            -----------------------
                                               2001         2000
                                            ----------  -----------

           Employee compensation            $        -  $    88,500
           Fees and commissions              1,520,181      962,616
           Litigation settlement                     -    4,410,000
                                            ----------   ----------

                                            $1,520,181   $5,461,116
                                            ==========   ==========

The amounts of compensation charged to operations on account of employees and service providers who received common stock has been determined based upon the fair value of the common stock as of the date of issuance. Such fair value has been estimated by Management based upon contemporaneous sales of common stock for cash.

The amount of compensation charged to operations on account of employees who received warrants has been determined in accordance with the provisions of APB
25. Such fair value has been estimated by Management based upon contemporaneous sales of common stock for cash. Had compensation been determined in accordance with SFAS No. 123, utilizing the Black-Scholes-Model for valuing warrants granted (assuming no dividend yield; a risk-free interest rate of 4% in 2001 and 6% in 2000; expected life of one year; and no expected volatility) there would have been no material effect on the compensation costs recorded. The weighted average fair value at date of grant for options granted during 2001 and 2000 was $0.12 and $0.17 per share, respectively. Had compensation cost been determined based on the fair value of stock options on grant date consistent with the method prescribed by SFAS No. 123, the Company's net loss and loss per share amounts, would have been revised to the pro forma amounts shown below.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 9 - EQUITY-BASED COMPENSATION (CONTINUED)
----------------------------------------------

                                            Years ended December 31,
                                           ---------------------------
                                               2001            2000
                                           -----------     -----------
              Net loss:
                 As reported               $(6,145,750)    $(9,439,239)
                 Pro forma                 $(6,153,650)    $(9,576,109)

              Loss per share:
                 As reported                    $(0.44)         $(1.24)
                 Pro forma                      $(0.44)         $(1.26)


The amount of compensation charged to operations on account of service providers who received warrants has been determined in accordance with SFAS No. 123, utilizing the Black-Scholes-Model for valuing warrants granted (assuming no dividend yield; a risk-free interest rate of 4% in 2001 and 6% in 2000; expected life of one year; and no expected volatility).

NOTE 10 - STOCK-OPTION PLAN
---------------------------

During June 2001, the Company's Board of Directors unanimously approved the adoption of a 2001 Stock Option Plan for officers, directors, employees consultants and advisors of he Company and reserved an aggregate of 3 million shares of the Company's common stock, which shall underlie stock options granted pursuant to the plan. To date, no options have been granted.

NOTE 11 - DISCONTINUED OPERATIONS
---------------------------------

Effective April 2001, the Company discontinued the operations of its subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statement of operations. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Employment contracts
--------------------

During 1999, the Company entered into employment agreements with four officers. During 2000, the agreements were extended through December 31, 2004. Officers' salary expense was $415,500 and $394,000 for 2001 and 2000, respectively. The minimum aggregate annual salaries are $420,000 for each of the years 2002 through 2004.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

Related party transactions
--------------------------

During October 2001, in return for assistance in obtaining the line of credit (Note 5) and collateralizing the loan with personal assets, the Company provided a director of the Company stock-based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to the Company with an October 2001 payment in the amount of $519,000. In addition, another shareholder satisfied $10,000 of stock subscriptions payable to the Company as compensation for services performed.

As of December 31, 2001 and 2000, the Company had made advances to the Chief Executive Officer in the total amount of $195,087 and $32,456, respectively. Such advances accrue interest at the rate of 8% per annum, are unsecured and repayable on demand. At December 31, 2001, accrued interest on these advances totaled $12,141. These advances are shown as non-current at December 31, 2001, since it is not anticipated that they will be repaid during the next year.

During 2001, the Company advanced $66,940 in loans to a stockholder and director. The advances are unsecured and are non-interest bearing, but are payable on demand.

During 2000, the Company issued a total of 227,844 shares of its common stock to two of its directors for services provided to the Company. Such shares were valued at $683,532 ($3 per share) based on contemporaneous sales of the Company's common stock.

Lease obligations
-----------------

During the year ended December 31, 2001, the Company entered into a new operating lease agreement for the rental of its principal office space in New Jersey. The lease commenced on November 1, 2001 and expires December 31, 2010. Monthly base rent under this lease is $9,390 pursuant to the written lease terms.

Effective December 15, 2001, the Company entered into a new operating lease for office space in Colorado. The lease expires January 31, 2005. Monthly base rent under this lease is $3,900.

Through October 31, 2001, the Company was obligated under a lease agreement for the rental of office space. Annual base rent under this lease is $80,750, adjusted annually by the consumer price index.

Through February 28, 2001, the Company was party to a lease agreement for the rental of factory and warehouse space in January 1998. The Company was also responsible for increases in its pro rata share of the provision for real estate taxes and utilities.

Rent expense was $135,438 and $118,103 for the years ended December 31, 2001 and 2000, respectively.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

Lease obligations
-----------------

As of December 31, 2001, the Company is obligated under 22 operating leases for automobiles, vans and trucks. These leases range from 36 to 54 months, and expire between March 2002 and July 2006. Vehicle rental expense was $241,448 and $161,436 for the years ended December 31, 2001 and 2000, respectively.

Minimum lease payments under these leases are as follows:

                   Year ending
                   December31,                 Offices         Vehicles
                   -----------               ----------        --------

                      2002                   $  155,580        $120,061
                      2003                      168,993          90,200
                      2004                      171,245          49,721
                      2005                      135,975           5,535
                      2006                      131,460           2,306
                      Thereafter                582,180               -
                                             ----------        --------
                                             $1,345,433        $267,823
                                             ==========        ========

Royalty agreement
-----------------

The Company is obligated under a product and license agreement whereby it has agreed to pay royalties on sales of V-Formation skates, V-Formation skate products and other trademark products. Royalties are computed as follows:

- for all trademark products other than skates and skate products, royalties shall be paid at 2% of the wholesale selling price.

- for all skates and skate products, royalties shall be paid at $4 per pair through April 19, 2011 and $2 per pair thereafter.

Royalty expense incurred under this agreement was $19,572 and $35,184 for the years ended December 31, 2001 and 2000, respectively.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

Licensing agreement
-------------------

During July 1999, the Company entered into an agreement that grants the Company the exclusive world-wide rights for the manufacture, sale and use of a patented skate design. Among other uses, the design permits either an ice skating blade or an in-line roller skate chassis to be attached interchangeably to the same boot. The agreement is in effect for the duration of the patents.

In consideration of the licensing agreement, the Company is obligated to pay a royalty of $0.235 for each pair of skates sold that is covered by the patents. The minimum annual royalty payment is $60,000 for the term of the license and is payable in quarterly installments of $15,000.

As further  consideration,  the Company  granted  warrants  to purchase  300,000 shares of Series C Preferred stock at $6.00 per share. Such rights are exercisable for the duration of the agreement.

Discontinued operations
-----------------------

In May 2000, the Company entered into an agreement to acquire 100% of On Net Sports, Inc. ("ONSI"). ONSI was a development stage company that intended to be the world's first 24 hour-a-day sports talk Internet webcasting station offering an interactive, real-time arena for news, statistics and scores. The assets acquired consisted of the name, On Net Sports, Inc. and the business concept.

During June 2000, the Company entered into an agreement whereby it acquired certain software programs as well as the rights to any and all intellectual properties currently owned, in development or which may be created by the software developer. The software and intellectual property rights were acquired by Soft Machine, Inc. ("SMI") a newly-created, wholly-owned subsidiary of V-Formation, Inc.

Effective April 2001, the Company discontinued the operations of its subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statement of operations. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

Officers' life insurance
------------------------

The Company has obtained life insurance policies in the amount of $250,000 per person for all members of management, with the Company as beneficiary.



                                      F-26

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

Settlement agreement
--------------------

On March 15, 2000, the Company entered into a settlement agreement to resolve a legal dispute. The dispute arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in V-Formation, Inc.'s Series B Preferred Stock. Although a part of that transaction was later rescinded, and the Company agreed to repay a portion of the proceeds invested (in the form of a loan), the plaintiffs asserted that they were entitled to a finder's fee for having made the introduction. Under the terms of the settlement agreement, the Company agreed to a payment of $20,000 within 30 days of the settlement and a promissory note in the amount of $175,000, payable in annual installments of $35,000, without interest. The unpaid balance of the note is payable in full in the event of sale or merger of the Company, or in the event the Company receives net funding of $1,500,000 or more from an equity offering. In addition, the Company issued 735,000 shares of its common stock valued at $4,410,000.

Legal proceedings
-----------------

Commencing January 2001, the Company filed lawsuits against several in-line skate manufactures for infringing on one or more in-line skate patents. The defendants include Benetton Group, Spa/RollerBlade, Inc., First Team Sports, Inc., Adidas Salomon, AG, MGM/Fila and K-2 Corporation. All complaints request injunctive relief, an accounting of profits and an award of damages. In the opinion of management and legal counsel, these matters will ultimately be settled on terms favorable to the Company.

On February 28, 2001, the Company entered into an administrative consent order with the State of New Jersey Bureau of Securities (the "Bureau"). The settlement resolved an administrative complaint, which had been filed in December 1999, alleging first, that the Company had sold unregistered securities in violation of New Jersey securities laws and used unregistered parts for the purpose and, second, that it had failed to disclose or misstated material information about the Company in selling its securities.

Under the terms of the settlement, the Company neither admitted nor denied any of the allegations and the Bureau agreed not to file any complaint charge or administrative action relating to any of the changes in the administrative complaint. As a result of the consent order, V-Formation shall not be required to file any registration statement with the Bureau or the United States Securities and Exchange Commission. The consent order provides for a civil monetary penalty of $212,000, of which $23,560 was paid upon signature. The balance was paid in eight monthly installments of $23,555 during April through November 2001.




                                      F-27

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

Legal proceedings (continued)
-----------------------------

In April, 2001, Vertex Capital Corp. filed a complaint against the Company, seeking damages for alleged breech of contract and unjust enrichment. The Company has filed its answer, as well as counterclaims and discovery has been completed. The Company intends to file a Motion for Summary Judgment in the near future. It is the Company's position that the plaintiff's claims are without merit and will be vigorously defended.

In October, 2001, the Company filed an action against USCO Distribution Services, Inc. ("USCO") asserting claims arising from USCO failure to perform according to its "order fulfillment" contracts, which resulted in the Company incurring six-figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and has asserted a possessory lien on the Company's inventory in their possession, which has a cost base of approximately $80,000. Trial has not yet been scheduled and discovery has not yet commenced.

The Company is party to certain other legal proceedings which have arisen in the normal course of operating the Company's business and is aware of other threatened or pending litigation. However, it is believed that such legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is or may be a party or to which the property of the Company may be or is subject would not have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 13 - INCOME TAXES
----------------------

As of December 31, 2001, the Company has net operating losses available for carryforward to offset future years' taxable income. The amounts and expiration dates of the net operating losses are as follows:

                Expiration dates
                Federal     State                          Amount
                -------  ----------                     -----------

                  2010      2002                        $   220,000
                  2011      2003                          1,595,000
                  2012      2004                          2,600,000
                  2018      2005                          3,534,000
                  2019      2006                          3,335,000
                  2020      2007                          3,949,000
                  2021      2008                          4,496,000
                                                        -----------

                                                        $19,729,000

                                      F-28

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 13 - INCOME TAXES (CONTINUED)
----------------------------------

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses and from temporary differences in recognition of stock-based compensation deductions. As of December 31, 2001 and 2000, the components of the deferred tax assets and the related tax effects of the temporary differences are as follows:

                                                          2001        2000
                                                      -----------  -----------
 Non-current deferred income tax assets arising from:
 Net operating loss carryforward                      $ 5,948,700  $ 4,569,900
 Temporary differences in recognition of stock-based
        compensation                                   12,138,800   11,447,200
 Valuation allowance                                  (18,087,500) (16,017,100)
                                                      -----------  -----------

                                                      $         -  $         -
                                                      ===========  ===========

Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the deferred tax assets, such assets have been fully reserved through a valuation allowance. The net increase in the deferred income tax asset and the offsetting valuation allowance was $2,070,400 and $1,390,100 for the years ended December 31, 2001 and 2000, respectively.

NOTE 14 - SUBSEQUENT EVENT
--------------------------

In February 2002, the Company entered into a settlement of its suit against First Team Sports, Inc. (Note 12), which provided for the Company to receive an undisclosed amount of cash, as well as a future royalty on all sales of roller skates made by the defendants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of our Company as of the date of this Report are as follows:

Name                       Age         Position
----------------------     ---         -------------------------

Richard Stelnick            47         Chairman & Chief Executive
                                       Officer

Robert Miragliotta          51         Vice Chairman & Chief
                                       Financial Officer

Joseph Colonese, Jr.        34         President & Director

Theodore Ellenis            38         Executive Vice President,
                                       Secretary & Director

Nicholas Veenstra           51         Director

Roger Vogel                 52         Director

Michael Bacchetta           42         Director

     All our directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     Mr. Miragliotta is the uncle of Mr. Colonese. There are no other family relationships between any of our officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Richard Stelnick, our founder, currently serves as our Chief Executive Officer and Chairman of the Board. Prior to founding our Company in 1995, from December 1987 through January 1995, Mr. Stelnick served as the Chief Executive Officer of Star-Lo Electric, Inc., Morristown, NJ, a privately held corporation where, within seven years, Mr. Stelnick transformed Star-Lo Electric from a small residential family owned business into a profitable commercial and industrial electrical contractor. Mr. Stelnick's primary responsibilities at our Company are Strategic Corporate Development and Marketing. Mr. Stelnick is an active manager involved in our day-to-day operations, primarily focusing on marketing and promotion of all our product lines. Independent of his occupation, Mr. Stelnick is a lifetime skater and hockey player (ice & roller). Mr. Stelnick devotes substantially all of his business time to our business affairs.

     Robert Miragliotta, CPA/MBA, joined our Company in November 1995 as Chief Financial Officer and was elected to the Board of Directors in December 1995. Prior to joining, Mr. Miragliotta was Managing Partner of the CPA firm Miragliotta & Associates. From 1990 to 1992, Mr. Miragliotta served as Vice President & Chief Financial Officer for The Gitano Group Retail Stores, a specialty wholesaler and fashion retailer. Mr. Miragliotta focuses upon corporate finance, strategic development and shareholder relations. Mr. Miragliotta remains a sports-enthusiast. He received a Bachelor of Arts degree from Fairleigh Dickinson University in 1972 and received an MBA (Masters Business Administration) from Fairleigh Dickinson University in 1974. He devotes substantially all of his business time to our business affairs.

     Joseph Colonese, Jr. joined us in May 1995 and serves as both the President and as a Director. Prior to joining us, from 1993 to 1995, Mr. Colonese was employed by Austin-Healey, where he served as Executive Project Engineer. From 1990 until 1993, Mr. Colonese was employed by Star-Lo Electric, Inc. where he served as a Field Engineer. Mr. Colonese's primary responsibilities include new product and technology development, research and development, and manufacturing. Mr. Colonese is both the author and patent holder of U.S. Patent No. 6,003,882, supporting our flagship product, which has been assigned to us. Mr. Colonese directs V-Form West's operations located in Colorado Springs, Colorado. Mr. Colonese received a Bachelor of Science degree from the New Jersey Institute of Technology in 1993. He devotes substantially all of his business time to our business affairs.

     Theodore Ellenis joined us in November 1995 and serves as our Executive Vice President, Secretary and as a Director. Prior to joining us, Mr. Ellenis served as the National Accounts Executive for Motor Cargo, Inc., a public company located in Salt Lake City,

UT. From 1993 to 1994, he served as the NY District Director of Preston Trucking, a division of Yellow Freight. From 1991 to 1993, Mr. Ellenis served as the Senior Accounts Manager for RPS, Inc. (Roadway Package System). From 1990 to 1991, Mr. Ellenis served as the Financial Districts Account Manager/NYC for the NCR Corporation. Mr. Ellenis received a Bachelor of Arts degree from William Paterson University in 1990. From 1997 through 1999, Mr. Ellenis served as an adjunct Professor at William Patterson University, teaching Transportation & Logistics and Supply Chain Management. Mr. Ellenis devotes substantially all of his business time to our business affairs.

     Nicholas J. Veenstra was appointed to our Board of Directors in March 1998. In addition, Mr. Veenstra is the principal of the Glen Rock Stair Corporation, Franklin Lakes, NJ, and has served as the President of Glen Rock Stair Corp since 1973. He received a Bachelor of Science degree in mechanical engineering from Newark College of Engineering in 1973. Mr. Veenstra devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Roger Vogel was  elected to our Board of  Directors  in March  2000.  Since
November 2000, Mr. Vogel has been the area sales manager for Scios, Inc,, Sunnyvale, CA, a publicly held pharmaceutical company. From 1995 through October 2000, Mr. Vogel served as the Area Manager of Sales for the New York Tri-State Region for B.T.G. Pharmaceuticals, Iselin, NJ. He received a Bachelor of Arts degree form Kean College in 1972 and a Masters degree in pharmaceutical marketing from Fairleigh Dickenson University in 1982. He devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Michael Bacchetta was appointed as a director of our Company in March 2002. In addition to his position with our Company, since May 1993, Mr. Bacchetta has been the CEO and general manager of Bacc Builders, Inc., a privately held general contractor located in New York City, NY. He devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2001, we believe that all required reports were filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2001 and 2000 of our chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                              ------------------------------
                      Annual Compensation            Awards          Payouts
                   -------------------------  ---------------------  -------
                                                         Securities
                                      Other                Under-               All
                                      Annual  Restricted   lying               Other
Name and                              Compen-    Stock    Options/    LTIP    Compen-
Principal            Salary    Bonus  sation    Award(s)    SARs     Payouts   sation
Position     Year      ($)      ($)    ($)        ($)       (#)        ($)       ($)
----------   ----  ----------  -----  ------  ----------  ---------  --------  ------
Richard      2000  $120,000    none    none       none      none       none     none
Stelnick,    2001  $120,000    none    none       none      none       none     none
CEO &
Chairman
-------------------------

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during the fiscal year ended December 31, 2001.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf, on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 2001.

STOCK PLAN

     In June 2001, our Board of Directors adopted the 2001 Stock Option Plan (the "Plan"), reserving an aggregate of 3,000,000 shares of our Common Stock for issuance thereunder. The Plan was subsequently approved by our shareholders.

     The Plan provides for the Board of Directors, or a designated committee, to administer the Plan, which provides for the issuance of both incentive and non qualified options. Following is a description of the provisions of the Plan:

     Grants. Grants under the Plan may consist of:

          - options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code

          -    non qualified stock options that are not intended to so qualify

     Eligibility for participation. Grants may be made to employees, officers, directors, advisors and independent contractors of the Company and its subsidiaries, including any non-employee member of the board of directors. As of the date of this Report, no options were outstanding under the Plan.

     Options. Incentive stock options may be granted only to officers and directors who are employees. Non qualified stock options may be granted to employees, officers, directors, advisors and independent contractors. The exercise price of Common Stock underlying an option will be determined by the board of directors or compensation committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of fair market value, provided that:

          - the exercise price of an incentive stock option shall be equal to or greater than the fair market value of a share of Common Stock on the date such incentive stock option is granted

          - the exercise price of an incentive stock option granted to an employee who owns more than 10% of the Common Stock must not be less than 110% of the fair market value of the underlying shares of Common Stock on the date of grant

     The participant may pay the exercise price:

          -    in cash

          - by delivering shares of Common Stock owned by the participant and having a fair market value on the date of exercise equal to the exercise price of the grant

          - by such other method as the board of directors or compensation committee shall approve, including payment through a broker in accordance with procedures permitted by Regulation T of the Federal Reserve Board

     Options vest according to the terms and conditions determined by the board of directors or compensation committee.

     The board of directors or compensation committee will determine the term of each option up to a maximum of ten years from the date of grant except that the term of an incentive stock option granted to an employee who owns more than 10% of the Common Stock may not exceed five years from the date of grant. The board of directors or compensation committee may accelerate the exercisability of any or all outstanding options at any time for any reason.

     Report and termination of the plan. The board of directors or compensation committee may amend or terminate the plan at any time, except that it may not make any Report that requires shareholder approval as provided in Rule 16b-3 or Section 162(m) of the Securities Exchange Act of 1934 without shareholder approval. The Plan will terminate on the day immediately preceding the tenth anniversary of its effective date, unless terminated earlier by the board of directors or compensation committee.

     Acceleration of rights and options. If our board of directors or shareholders agree to dispose of all or substantially all of our assets or stock, any right or option granted will become immediately and fully exercisable during the period from the date of the agreement to the date the agreement is consummated or, if earlier, the date the right or option is terminated in accordance with the Plan. No option or right will be accelerated if the shareholders immediately before the contemplated transaction will own 50% or more of the total combined voting power of all classes of voting stock of the surviving entity (whether it is us or some other entity) immediately after the transaction.

     As of the date of this Report, no options have been granted under the Plan.

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2001, our Board of Directors had 18 meetings. Each of our directors attended all of the meetings of the Board of Directors and meetings of each of the Committees on which they served.

     We have established a policy that a portion of the non- employee directors remuneration should be paid by granting non- qualified stock options in accordance with our existing stock plan. In fiscal 2001, none of our directors received any fee for attending Board meetings, but all out of pocket expenses were reimbursed.

     During fiscal 2001, the Board of Directors had the following committees:

     The Audit Committee is composed of Richard Stelnick, Robert Miragliotta and Nicholas Veenstra. The function of the Audit Committee is to review our internal controls, our financial reporting and the scope and results of the audit engagement. It meets with appropriate Company financial personnel and independent public accountants in connection with these reviews. The Committee also recommends to the Board the appointment of the independent public accountants, who have access to the Committee at any time. In fiscal 2001, five Audit Committee meetings were held.

     The Compensation and Incentive Committee is currently composed of Richard Stelnick, Theodore Ellenis and Michael Bacchetta. The function of this Committee is to establish the amount and form of compensation awarded to our executive officers, including salary, bonuses and stock option awards, and to administer our 2001 Stock Option Plan. In fiscal 2001, one Committee meeting was held.

     The Board of Directors does not have a nominating committee.

Audit Committee Report
----------------------

     Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the following report and the Compensation Committee Report set forth elsewhere in this Report shall not be deemed to be incorporated by reference into any such filings, except to the extent we specifically incorporate this Report by reference therein.

     In December 2001, the Board adopted a charter for the Audit Committee. Pursuant to the charter, the Audit Committee, among other things, makes recommendations as to the engagement and fees of the independent auditors, reviews the preparations for and the scope of the audit of our annual financial statements, reviews drafts of such statements, monitors the functioning for our accounting and internal control systems by meetings with representatives of management, the independent auditors and the internal auditors, and reviews and approves transactions between us and our directors, officers and affiliates. In addition, in accordance with the regulations of the Securities and Exchange

Commission, the Audit Committee has issued the following report. The information contained in this Report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission.

                  The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report with management, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

                  The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards, including SAS 61 (Codification of Statements on Auditing Standards, AU ss.380). In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board in Independence Standards Board Standard No. 1.

                  The Audit Committee discussed with the Company's independent auditors the overall scope and plans for their respective audits. The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

                  In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, for filing with the Securities and
         Exchange Committee. The Audit Committee has recommended, subject to stockholder approval, the selection of Citrin Cooperman & Company, LLP as the Company's independent auditors.

                  Submitted by the Audit Committee:

                                               Richard Stelnick
                                               Robert Miragliotta
                                               Nicholas Veenstra

     We have not included a performance graph indicating the yearly percentage change in our cumulative total shareholder return on our Common Stock with any national exchange or other trading market because as of the date of this Report, none of our securities are publicly traded. We intend to cause an application to be filed with the NASD in order to qualify our Common Stock for trading on the OTC Bulletin Board, or such other national exchange for which we may qualify in the future. Upon the listing of our Common Stock for trading, of which there can be no assurance, we will provide this graph.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

     Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, that might incorporate future filings, including this Report, in whole or in part, the following report and the Audit Committee Report set forth elsewhere in this Report shall not be deemed to be incorporated by reference into any such filings, except to the extent we specifically incorporate this Report by reference therein.

                  The Compensation Committee is charged with the responsibility of determining the cash and other incentive compensation, if any, to be paid to the Company's executive officers and key employees. The amount and nature of the compensation received by the Company's executives during the year ended December 31, 2001, was determined in accordance with the compensation program and policies described below.

                  The  compensation  program  is  designed to attract,
         retain   and   reward   highly  qualified  executives   while
         maintaining a strong and direct link between executive compensation, the Company's financial performance and total shareholder return. The compensation program contains three major components: salary, bonuses and stock options. In establishing the three major components for each executive, the Compensation Committee reviews, as part of its criteria, the compensation paid by other public companies to its executives as well as market conditions.

         Salary
         ------

                  The  salaries  paid  to  the   Company's   executive
         officers during the year ended December 31, 2001, generally were believed to be necessary to retain their services.

                  Salaries,  including  that  of Mr. Richard Stelnick,
         the Company's Chairman of the Board and Chief Executive Officer, are reviewed annually and are adjusted based on the performance of the executive, any increased responsibilities assumed by the executive, average salary increases or decreases in the industry and the going rate for similar positions at comparable companies. Each executive officer's base salary, including the base salary of Mr. Stelnick, was reviewed in accordance with the above criteria by the members of the Compensation Committee and thereafter approved.

         Bonus Program
         -------------

                  The Company maintains a bonus program under which executive officers and other key employees have the opportunity to earn cash bonuses. The bonus program is intended to motivate and reward employees for the achievement of individual performance objectives and for the attainment by the Company of strategic and financial performance goals, including levels of return on equity.

         Stock Incentive Plan
         --------------------

                  The Stock Incentive Plan established by the Board of Directors is intended to align the interests of the Company's executives and shareholders in the enhancement of shareholder value. The ultimate value received by option holders is directly tied to increases in the Company's stock price and, therefore, stock options serve to closely link the interests of management and shareholders and motivate executives to make decisions that will serve to increase the long-term total return to shareholders. Additionally, grants under the Stock Incentive Plan includes vesting and termination provisions which the Compensation Committee believes will encourage option holders to remain employees of the Company.

                  The SEC requires that this Report comment upon the Company's policy with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which limits the deductibility on the Company's tax return of compensation over $1 million to any of the named executive officers of the Company unless, in general, the compensation is paid pursuant to a plan which is performance related, non-discretionary and has been approved by the Company's shareholders. To the extent that certain executive officers will or may exceed $1 million in any year, the provisions of Section 162(m) of the Code may limit the deductibility of such compensation unless an exception to such limitations is available. Because of the uncertainties surrounding the application and interpretation of such limits, no assurance can be given that such compensation will be deductible.

                  Submitted by the Compensation Committee:

                                                Richard Stelnick
                                                Theodore Ellenis
                                                Michael Bacchetta

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers, as of April 8, 2002. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                         Percent
Name and Address of           Amount and Nature of          of
Beneficial Owner(1)           Beneficial Ownership        Class
-------------------           --------------------       -------

Richard Stelnick                2,353,333 shares           14.7%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Robert Miragliotta              1,765,000 shares           11.0%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Joseph Colonese                 1,765,000 shares           11.0%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

                                                         Percent
Name and Address of           Amount and Nature of          of
Beneficial Owner(1)           Beneficial Ownership        Class
-------------------           --------------------       -------

Nicholas Veenstra               1,903,027 shares(4)        11.9%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Theodore Ellenis                1,028,633 shares(2)         6.2%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Michael Bacchetta                 250,002 shares(3)         1.5%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Roger Vogel                        92,725 shares             *
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

All Directors                   9,157,720 shares(2)(3)(4)  54.7%
and Officers as a
Group (7 persons)
----------------------
* Less than 1%

(1)  All of the persons listed are officers and/or directors of our Company.

(2) Includes 540,000 warrants, each warrant exercisable to purchase one share of Common Stock at an exercise price of $3.00 per share.

(3) Includes warrants to purchase an aggregate of 166,668 shares of our Common Stock at a price of $3.00 per share.

(4) Includes 50,000 warrants, each warrant exercisable to purchase one share of Common Stock at an exercise price of $1.00 per share.

     The balance of our outstanding Common Shares are held by 677 persons, not including those persons who hold their shares in "street name".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During October 2001, in return for assistance in obtaining the line of credit and collateralizing the loan with personal assets, we provided one of our directors stock-based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to us with an October 2001 payment in the amount of $519,000. In addition, another shareholder satisfied $10,000 of stock subscriptions payable to us as compensation for services performed.

     As of  December  31,  2001 and  2000,  we had made  advances  to our  Chief
Executive Officer in the total amount of $195,087 and $32,456, respectively. Such advances accrue interest at the rate of 8% per annum, are unsecured and repayable on demand. At December 31, 2001, accrued interest on these advances totaled $12,141. These advances are shown as non-current at December 31, 2001, since it is not anticipated that they will be repaid during the next year.

     During 2001, we advanced $66,940 in loans to a stockholder and director. The advances are unsecured and are non-interest bearing, but are payable on demand.

     During 2000, we issued a total of 227,844 shares of our Common Stock to two of our directors for services provided to us. Such shares were valued at $683,532 ($3 per share) based on contemporaneous sales of our Common Stock.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      --------

3.1 Articles of Incorporation and Amendments thereto of V-Formation, Inc.*

3.2       Restated Bylaws of V-Formation, Inc.*

10.1 Agreement and Plan of Reorganization between Buckeye and V-Formation*

10.2      Employment Agreement between V-Formation, Inc. and
          Richard Stelnick as Chief Executive Officer**

10.3      Employment Agreement between V-Formation, Inc. and
          Theodore T.  Ellenis as Executive Vice President**

10.4      Employment Agreement between V-Formation, Inc. and
          Joseph Colonese, Jr. as President**

10.5      Employment Agreement between V-Formation, Inc. and
          Robert Miragliotta as Chief Financial Officer**

10.6      Line of Credit Agreement between V-Formation, Inc. and
          Atlantic Stewardship Bank dated September 14, 2001.***
---------------------

* Previously filed as exhibits to the Company's Form 8-K dated March 16, 2001, filed with the Securities and Exchange Commission on or about April 20, 2001.

** Previously filed as exhibits to the Company's Form 8- K/12(g)(3)/A1,dated March 16, 2001, filed with the Securities and Exchange Commission on or about January 29, 2002.

*** Previously filed as exhibits to the Company's Form 8- K/12(g)(3)/A2 dated March 16, 2001, filed with the Securities and Exchange Commission on or about March 19, 2002.

(b)      Reports on Form 8-K
         -------------------

     On March 19, 2002, we filed Amendment No. 2 to our previously filed Report on Form 8-K/12(g)(3). We did not file any other reports on Form 8-K during the three month period ended December 31, 2001, or subsequent thereto.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2002.

                                       V-FORMATION, INC.
                                       (Registrant)


                                       By:s/ Richard Stelnick
                                          -------------------------------
                                          Richard Stelnick, Chief
                                          Executive Officer

                                       By:s/ Robert Miragliotta
                                          -------------------------------
                                          Robert Miragliotta Chief
                                          Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2002.


s/ Richard Stelnick
---------------------------------------
Richard Stelnick, Director


s/ Robert Miragliotta
---------------------------------------
Robert Miragliotta, Director


s/ Joseph Colonese, Jr.
---------------------------------------
Joseph Colonese, Jr., Director


s/ Theodore Ellenis
---------------------------------------
Theodore Ellenis, Director


---------------------------------------
Nicholas Veenstra , Director


---------------------------------------
Roger Vogel, Director


---------------------------------------
Michael Bacchetta