Form 10QSB
period 2002-03-31
V FORMATION INC/NJ/
filed 2002-05-15
CIK 1083277

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                         Commission File Number 0-25725


                                V-FORMATION, INC.
                                ----------------
          (Exact name of small business issuer as specified in charter)

                                   New Jersey
                                   ----------
         (State of either jurisdiction of incorporation or organization)

                                   22-3345169
                                   ----------
                        (IRS Employer Identification No.)

                         99 Wood Avenue South, Suite 805
                            Iselin, New Jersey 08830
                            ------------------------
                    (Address of principal executive offices)

                                  732-321-4040
                                  ------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 13, 2002, there were 16,086,744 common shares outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three months ended March 31, 2002 are attached hereto.

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

Overview

     V-Formation, Inc. ("we", "us", "our" or "the Company") is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three-month periods ended March 31, 2002 and 2001.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

     Our sales revenues increased to $351,915 for the three-month period ended March 31, 2002 from $199,819 for the similar period in 2001, an increase of $152,096 (76.1%). The increase in revenues was mainly attributable to the sales of hockey pants and skates totaling $267,916 in 2002 compared to $161,805 in 2001, an increase of $106,111 (65.6%). The increase in sales was also attributable to the sales of jerseys which totaled $41,610 during the quarter ended March 31, 2002 but which were not sold during the similar period in the prior year.

     In the three months ended March 31, 2002, costs of sales also increased, to $245,173 compared to $191,192 for the similar period in 2001, an increase of $53,981, (28.2%). This was due primarily to the increase in revenues described in the paragraph above offset by attaining higher margins (48.6%) on increased volume of pant sales. Gross margins were lower in 2001 because of inventory liquidated at lower prices in conjunction with our factory closing in the first quarter of 2001.

     General and administrative expenses were $520,060 for the three months ended March 31, 2002, compared to $834,787 for the similar period in 2001, a decrease of $314,727 (37.7%). This decrease was due primarily to costs associated with payments to newly retained outside consultants in the prior year, for which no costs were recorded in the first three months of 2002. These consultants were comprised of financial advisors, a patent expert and an investor relations firm hired in connection with our becoming a public reporting company. The payments to these consultants during the first three months of 2001 totaled $108,928 while there were no payments in the similar period in 2002. Also, in the first three months of 2001, we incurred approximately $24,000 of costs in connection with settlement with the New Jersey Bureau of Securities in the matter described under legal proceedings in previous reports filed with the SEC.

     Also, during the three-month period ended March 31, 2001, we incurred a one-time charge of $102,643 arising from the closing of our warehouse facility in Paterson, NJ. Our warehouse operations are now handled by a fulfillment center located in Aurora, Colorado. As a result of this change, profit margins increased due to lower costs of sales by reducing employee-related costs, shipping costs and general factory overhead.

     During the three-month period ended March 31, 2002, selling and promotional costs decreased by $110,206 from $349,936 to $239,730. The decrease is due primarily to our being more selective in the scheduling of promotional events which, when combined with the associated travel costs, accounted for a decrease of approximately $104,000.

     Research and development costs during the three-month period ended March 31, 2002 were $75,323 as compared to $82,943 for the prior period, a decrease of $7,620, which is primarily due to costs associated with the introduction of numerous new products/models in the first quarter of the prior year.

     During the three months ended March 31, 2002, depreciation and amortization expense was virtually unchanged from $35,012 to $34,976. Amortization and depreciation is associated with patents, trademarks and equipment.

     Interest and other, which principally consists of interest expense, net of interest income, increased from $8,544 in the three months ended March 31, 2001 to $14,789 for the three months ended March 31, 2002, an increase of $6,245. This increase was due to higher debt balances on which interest was calculated.

     During the first quarter of 2002, we were notified that other parties had satisfied $85,598 of a note payable obligation, which arose from litigation that was settled in 1998. As a result, we recognized income from elimination of the obligation.

     During 2001, we discontinued the operations of our subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries, which totaled $208,555, have been reported as discontinued operations in the consolidated statement of operations during 2001. Neither of the subsidiaries had generated any revenues since their inception late in 2000.

     As a result, we generated a net loss of $(710,863) for the three months ended March 31, 2002 ($.04 per share) compared to a net loss of $(1,778,793) for the three months ended March 31, 2001 ($.17 per share).

Liquidity and Capital Resources

     At March 31, 2002, we had $454,822 in cash and cash equivalents, an increase of $240,086 from December 31, 2001. This increase in cash was attributable to net cash used in operating activities of $348,569 and net cash used in investing activities of $112,479, offset by net cash provided by financing activities of $701,134.

     Net cash used in operating activities during the three-month period ended March 31, 2002 was $348,569 versus $1,339,225 for the same period in 2001. Although the net loss for the current year period was significantly lower than the prior year, accounts receivable decreased by $178,558 to $294,843 from $473,401 at December 31, 2001, which our management attributes to the fact that seasonal sales at the end of December would normally create a higher receivable balance at that time. In addition, through diligent inventory management, our inventory on hand at March 31, 2002, decreased by $160,383 from the December 31, 2001 balance.

     Net cash provided by financing activities totaled $701,134 for the three-month period ended March 31, 2002. This was mainly attributable to a $635,000 increase in the balance of our line of credit along with proceeds received from the sale of our common stock totaling $212,000, offset by cash used for principal payments under loan agreements of $107,703.

     As of March 31, 2002, we have a note receivable from an officer with a principal balance of $258,823. The principal balance was $207,229 as of December 31, 2001, an increase of $49,595. The note bears interest at 8% and is repayable upon demand. Interest on the note, which is also payable on demand, totaled $4,595 for the three-month period ended March 31, 2002. We are in the process of negotiating specific repayment terms. However, we do not expect the loan to be repaid within the next twelve months.

     During September 2001, we obtained a $1,250,000 line of credit agreement with a bank. The line of credit is available through July 1, 2002. Amounts drawn on the line bear interest at the prime rate plus 2% (6.75% as of March 31, 2002). The obligation is collateralized by personal guarantees and by mortgages on specific real estate assets of one of our officers and one of our directors.

     At March 31, 2002, we had certain outstanding notes payable, including a note payable in 18 equal quarterly installments of $33,066, including interest at 8%, which commenced April 1, 1998 and is due July 1, 2002. As of May 1, 2002, the outstanding principal balance on this note was $32,417. This note is collateralized by consent judgments in favor of the creditors and is guaranteed by certain of our officers. The agreement also contains certain covenants that restrict officers' compensation, the making of loans and prohibit the declaration or payment of cash dividends during the term of the note.

     In addition, we have an outstanding note payable which had a principal balance of $105,000 at March 31, 2002. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

Trends

     Our strategy is to direct our current efforts to increase sales and market penetration along with developing an income stream from the licensing of our patented technologies. While no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories, will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner. Therefore, we believe that we will be profitable by the first half of 2003 without taking into account the potential inflow of revenue from the outstanding patent infringement lawsuits, since there is no assurance of a favorable outcome to us in these matters.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the three months ended March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of the date of this Report, we are party to various judicial and administrative matters, including the following:

     In January 2001, we filed a complaint against Benetton Group, SPA and Roller Blade, Inc. in the United States District Court, Southern District of New York, Docket No. 01 CIV 510, wherein we have alleged willful infringement of certain of our patent rights for Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on our patents. The defendants have filed an answer and the matter is currently in the discovery phase. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. While no assurances can be provided, we are optimistic about the likelihood of success.

     In February 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 7179, against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. All of these defendants have filed answers to our complaint and discovery has commenced. While no assurances can be provided, we are optimistic about the likelihood of success.

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM SPA, Fila Holding SPA. and Fila USA, Inc., for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Subsequent to March 31, 2002, we entered into a settlement with these defendants in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. These royalty payments are scheduled to commence in July 2002, for skates made or sold during the second calendar quarter of 2002. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

     In April 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against First Team Sports, Inc. for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames, as well as breach of contract. In February 2002, we entered into a settlement of this matter in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. We have filed our answer, as well as counterclaims and discovery has been completed. We have filed a Motion for Summary Judgment in this matter and cross claims have been filed by the plaintiff. As of the date of this Report, our Motion for Summary Judgment is under advisement with the Court. It is our position that the plaintiff's claims are without merit and are being vigorously defended.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), in the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts, which resulted in our incurring six figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession, which has a cost basis of approximately $80,000. USCO subsequently liquidated the inventory pursuant to their possessory lien. At trial, we intend to assert various claims alleging wrongful conduct by the defendant in the foreclosure of its possessory lien. Discovery has commenced but a trial date has not yet been scheduled as of the date of this Report.

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

     In February 2002, we filed a complaint against National Sporting Goods Corp. in the United States District Court, Southern District of New York, Docket No. 02 CIV 1273, wherein we have alleged willful infringement of patent rights held by us for Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendant is making, using and offering to sell inline skate products which infringe on our patents. An answer to our complaint has been filed. We are currently engaged in settlement discussions with this defendant. Our complaint requests injunctive relief, an accounting of profits and an award of monetary damages. While no assurances can be provided, we are optimistic about the likelihood of success.

     Finally, in December 1997, we entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brander Corporation v. Jeannette L. Brander, et al., docket no. 96CV 3163 (JRS). The settlement sought to resolve all outstanding issues regarding technology embraced by Brandner's patent, no. 5,303,940. Pursuant to the Product and License Agreement, we made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. Brandner recently filed a request with the Court, seeking royalty payments for skates not covered by the 940 technology. We have filed an opposition to Brandner's request. The Court has scheduled arguments on the matter for June 17, 2002. Although no assurances can be provided, we are optimistic about the likelihood of our prevailing in this matter.

     We have either commenced actions or been named as a party in other matters in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     On March 5, 2002,our Board of Directors declared a dividend on our outstanding Series A, Series B, Series C and Series D Preferred Stock pursuant to the designations and preferences of each such series of preferred stock. At December 31, 2001, dividends on the Series A and Series B Cumulative Preferred Stock were in arrears by $30,000 and $24,000, respectively. If such dividends are in arrears, no dividends shall be declared, nor shall there be any redemption of shares having a rank lower in priority to the Series A Preferred Stock with respect to dividends. Dividends on the Series C and Series D preferred stock were in arrears by $174,834 and $7,320, respectively. All dividends in arrears for 2001 were paid though the issuance of 78,718 shares of our common stock during the first quarter of 2002.

     During the three-month period ended March 31, 2002, we sold an aggregate of 70,667 shares of our common stock to five persons, receiving proceeds of $212,000 therefrom (approximately $3.00 per share).

     During the quarter ended March 31, 2002, we issued 16,275 shares of common stock and 53,775 warrants to purchase our Series C preferred stock to one of our employees and two of our former employees in accordance with their employment agreements. Each applicable warrant is exercisable to purchase one share of our Series C preferred stock at an exercise price of $6.00. Stock and warrants issued to employees as compensation totaled $48,825 for the quarter ended March 31, 2002.

     In  the  aforesaid   transactions,   we  relied  upon  the  exemption  from
registration afforded by Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, to issue the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - None

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                         March 31,   December 31,
                                                                           2002          2001
                                                                        -----------  ------------
                                                                        (unaudited)
Current assets:
   Cash and cash equivalents                                            $   454,822  $    214,736
   Accounts receivable, net of allowance for doubtful accounts
      of $60,000 in 2002 and 2001                                           294,843       473,401
   Inventories                                                              816,965       977,348
   Prepaid expenses and other current assets                                 52,911        45,103
   Related party loans receivable                                           110,104        66,940
                                                                        -----------  ------------
               Total current assets                                       1,729,645     1,777,528

Property and equipment, net of accumulated depreciation of $219,337
   in 2002 and $200,661 in 2001                                             264,987       283,663
Patents and trademarks, net of accumulated amortization
   of $186,444 in 2002 and $170,644 in 2001                                 816,246       724,567
Related party loans receivable                                              256,823       207,229
Security deposits                                                            24,130        44,318
                                                                        -----------  ------------
               TOTAL ASSETS                                             $ 3,091,831  $  3,037,305
                                                                        ===========  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Line of credit                                                       $ 1,235,000  $    600,000
   Current maturities of long-term debt                                      99,199       257,500
   Accounts payable and accrued expenses                                    830,505       847,640
   Due to officer                                                            50,000             -
                                                                        -----------  ------------
               Total current liabilities                                  2,214,704     1,705,140
                                                                        -----------  ------------
Long-term debt, net of current maturities                                    70,000       105,000
                                                                        -----------  ------------
Mandatorily redeemable, Series A convertible preferred stock no par value,
   500,000 shares authorized 500,000 shares issued and outstanding in 2002 and
   2001
   Aggregate liquidation preference of $30,000 in 2002 and 2001             500,000       500,000
                                                                        -----------  ------------
Stockholders' equity:
  Preferred stock - no par value, 7,000,000 shares authorized, 498,127 shares issued, 497,043 shares outstanding in 2002 and 2001
    Aggregate liquidation preference of $303,960 in 2002 and 2001         2,582,857     2,582,857
  Common stock - no par value, 45,000,000 shares authorized,
    16,743,493 shares issued, 16,086,744 shares outstanding in 2002
    16,577,833 shares issued, 15,921,084 shares outstanding in 2001      32,858,940    32,361,961
  Additional paid-in capital                                             30,591,962    30,798,116
  Accumulated deficit                                                   (65,128,643)  (64,417,780)
  Treasury stock at cost, and 657,833 shares in 2002 and 2001              (597,989)     (597,989)
                                                                        -----------  ------------
                Total stockholders' equity                                  307,127       727,165
                                                                        -----------  ------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,091,831  $  3,037,305
                                                                        ===========  ============

                 See notes to consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

                                                          2002          2001
                                                      ------------  -----------
                                                              (unaudited)

Sales                                                 $    351,915  $   199,819

Cost of goods sold                                         245,173      191,192
                                                      ------------  -----------
Gross profit                                               106,742        8,627
Income from licensing and royalties                         35,000            -
                                                      ------------  -----------
                                                           141,742        8,627
                                                      ------------  -----------
Operating expenses:
   Selling and promotional                                 239,730      349,936
   General and administrative                              520,060      834,787
   Loss on factory closing and disposal of assets            4,500      102,643
   Research and development                                 75,323       82,943
   Depreciation and amortization                            34,976       35,012
   Equity-based compensation                                48,825       15,000
   Reorganization expense                                        -      150,000
                                                      ------------  -----------
          Total operating expense                          923,414    1,570,321
                                                      ------------  -----------
Loss from operations                                      (781,672)  (1,561,694)
                                                      ------------  -----------
Other income (expense):
   Interest income                                           8,859            -
   Interest expense                                        (16,148)      (1,044)
   Equity-based interest expense                            (7,500)      (7,500)
   Settlement adjustment                                    85,598            -
                                                      ------------  -----------
          Total other income (expense)                      70,809       (8,544)
                                                      ------------  -----------
Loss from continued operations                            (710,863)  (1,570,238)
Discontinued operations                                          -     (208,555)
                                                      ------------  -----------
          NET LOSS                                    $   (710,863) $(1,778,793)
                                                      ============  ===========
Loss per common share:
   Continuing operations                              $     (0.04) $      (0.15)
   Discontinued operations                                      -         (0.02)
                                                      -----------  ------------
                                                      $     (0.04) $      (0.17)
                                                      ===========  ============
Weighted average shares outstanding                    15,921,149    10,228,353
                                                      ===========  ============

                 See notes to consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

                                                                 2002       2001
                                                              ---------  -----------
                                                                   (unaudited)
Cash flows from operating activities:
   Net loss                                                   $(710,863) $(1,778,793)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                           34,976       35,012
         Settlement adjustment                                  (85,598)           -
         Fees and commissions paid in stock and warrants         48,825       15,000
         Interest accrued on shareholder loans                   (4,595)           -
         Loss on factory closing and disposal of assets           4,500      102,643
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable          178,558       85,597
            (Increase) decrease in inventories                  160,383      188,685
            (Increase) decrease in prepaid expenses
               and other current assets                          (7,808)     (48,107)
            (Increase) decrease in security deposits             20,188       (1,000)
            Increase (decrease) in accounts payable
               and accrued expenses                              12,865       61,738
                                                              ---------  -----------
                  Net cash used in operating activities        (348,569)  (1,339,225)
                                                              ---------  -----------
Cash flows from investing activities:
   Capital expenditures for equipment, patents and trademarks  (112,479)     (81,821)
                                                              ---------  -----------
                 Net cash used in investing activities         (112,479)     (81,821)
                                                              ---------  -----------
Cash flows from financing activities:
   Proceeds from line of credit                                 635,000            -
   Principal payments under loan agreements                    (107,703)     (44,542)
   Proceeds from issuance of common stock                       212,000    3,427,669
   Purchase of treasury stock                                         -     (386,840)
   Advances to related parties                                  (88,163)           -
   Loans from officer                                            50,000            -
                                                              ---------  -----------
                 Net cash provided by financing activities      701,134    2,996,287
                                                              ---------  -----------
Net increase in cash and cash equivalents                       240,086    1,575,241

Cash and cash equivalents- beginning                            214,736      709,351
                                                              ---------  -----------
CASH AND CASH EQUIVALENTS- ENDING                             $ 454,822  $ 2,284,592
                                                              =========  ===========

                 See notes to consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES
--------------------------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. This information should be read in conjunction with the Company's Form 10-K filed April 11, 2002. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year.

NOTE 2 - HISTORY AND BUSINESS ACTIVITY
--------------------------------------

V-Formation is a multi-faceted, innovative sports technologies company that has made significant advances in the development and marketing of the first major evolution to the inline skate. The Company has been credited with introducing the "V" technology, which incorporates a proprietary, patented angular wheel technology, which displaces the wheels at alternating angles.

V-Formation, Inc. (the "Company") was organized in January 1995 and was in the development stage through December 31, 1996. In January 1997, the Company commenced the sale of patented V-configuration roller skates to sporting goods retailers located throughout the United States and Canada. During 1999, the Company acquired the Nexed brand of hockey equipment and apparel. During 2000, the Company acquired On Net Sports, Inc. ("ONSI"), a development stage company that has had no operations to date. In addition, the Company incorporated Soft Machine, Inc. ("SMI") as a wholly-owned subsidiary to acquire certain software and intellectual properties. SMI has had no operations to date. During 2001, the ONSI and SMI discontinued operations.

Effective March 14, 2001, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), the Company acquired all of the outstanding shares of Buckeye Oil and Gas, Inc. ("Buckeye"), a publicly-held corporation, in exchange for 478,082 shares of the Company's common stock and a payment of $150,000, which was charged to reorganization expense. The shares issued represented approximately 2.5% of the Company's outstanding securities subsequent to the transaction. V-Formation was the surviving corporation and by virtue of the merger, became a fully-reporting publicly-held company under the Securities Act of 1934.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE 3 - LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods.
Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 5,184,361 and 4,991,914, which consist of outstanding warrants and convertible preferred shares are considered to be antidilutive at 2002 and 2001, respectively.

NOTE 4 - EQUITY TRANSACTIONS
----------------------------

Dividends
---------

On March 5, 2002, the Board of Directors declared a dividend on the Series A, Series B, Series C and Series D preferred stock pursuant to the designations and preferences of each such series of preferred stock. At December 31, 2001, dividends on the Series A and Series B Cumulative Preferred Stock were in arrears by $30,000 and $24,000, respectively. If such dividends are in arrears, no dividends shall be declared, nor shall there be any redemption of shares having a rank lower in priority to the Series A Preferred Stock with respect to dividends. Dividends on the Series C and Series D preferred stock were in arrears by $174,834 and $7,320, respectively. All dividends in arrears for 2001 were paid though the issuance of 78,718 shares of the Company's common stock during the first quarter of 2002.

Common stock sold
-----------------

For the three-month periods ended March 31, 2002 and 2001, the Company sold an aggregate of 70,667 and 190,165 shares of its common stock, receiving proceeds of $212,000 and $570,495, respectively.

Employee compensations
----------------------

During the quarter ended March 31, 2002, the Company issued 16,275 shares of common stock and 53,775 warrants to purchase its common stock to one of its employees and two of its former employees in accordance with their employment agreements. Stock and warrants issued to employees as compensation totaled $48,825 for the quarter ended March 31, 2002.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE 4 - EQUITY TRANSACTIONS (CONTINUED)
----------------------------------------

Warrants exercised
------------------

During March 2001, investors exercised an additional 20,000 common stock warrants at an exercise price of $3 per share, raising proceeds of $60,000 and officers of the Company exercised 3,712,966 common stock warrants at an exercise price of $0.10 per share.

NOTE 5 - LINE OF CREDIT
-----------------------

The Company extended its $1,250,000 line of credit agreement with a bank through July 1, 2002. Amounts drawn on the line of credit bear interest at the prime rate plus 2% (6.75% as of March 31, 2002). The obligation is collateralized by personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. At March 31, 2002, $1,235,000 was drawn against this line of credit.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Settlement agreement
--------------------

In February 2002, the Company entered into a settlement of its suit against First Team Sports, Inc. which provided for the Company to receive an undisclosed amount of cash, as well as future royalties on all sales of roller skates made by the defendant that incorporate the Company's technology.

Settlement adjustment
---------------------

During the quarter ended March 31, 2002, the Company was notified that other parties had satisfied $85,598 of a note payable obligation, which arose from litigation that was settled in 1998. As a result, the Company recognized income from elimination of the obligation.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-FORMATION, INC.
                                        (Registrant)

                                        Dated: May 15, 2002


                                        By:s/ Richard Stelnick
                                           -------------------------------------
                                           Richard Stelnick, Chief Executive
                                           Officer