Form 10QSB
period 2002-06-30
V FORMATION INC/NJ/
filed 2002-08-19
CIK 1083277

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                  732-321-4040
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 19, 2002 there were 16,086,744 common shares outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three and six months ended June 30, 2002, are attached hereto.

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

Overview

     V-Formation, Inc. ("we," "us," "our" or the "Company") is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada and to a limited extent, Europe.

     While we can provide no assurances, we believe that, with additional suitable capital funding, we will be well positioned to make substantial market penetration with respect to our product lines and capture market share, substantially fueling our growth. Additionally, through the use and acquisition of intellectual properties which are either owned by or licensed to us, we believe we have effectively established the broad foundation we have used to attain the accomplishments we have experienced to date. We intend to use our intellectual properties as a springboard for future growth. Presently, all our sports products incorporate next generation technology in their design and implementation. Importantly, all our key technologies are proprietary, licensable and transferable.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the six-month periods ended June 30, 2002 and 2001.

Results of Operations

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Our sales revenues decreased to $833,108 for the six-month period ended June 30, 2002, from $972,334 for the similar period in 2001, a decrease of $139,226 (14.3%). The decrease in revenues was mainly attributable to the sales of hockey pants, skates and bags totaling $607,976 in 2002 compared to $913,417 in 2001, a decrease of $305,441 (33.4%). We believe that this decrease was attributable to general unfavorable economic conditions. The decrease in sales was partially offset by the sales of hockey gloves and protective girdles, which totaled $108,948 during the six months ended June 30, 2002, but were not sold during the similar period in the prior year. The decrease was further offset by the sales of miscellaneous items, including wheels and bearing packs.

     In the six months ended June 30, 2002, costs of sales also decreased, to $590,390 compared to $736,252 for the similar period in 2001, a decrease of $145,862, (19.8%). This was due primarily to the decrease in revenues described in the preceding paragraph. Gross margins were lower in 2001 because of inventory liquidated at lower prices in conjunction with our factory closing during the first quarter of 2001.

     During the six months ended June 30, 2002, we had income from licensing and royalties of $50,000. This revenue was realized as a result of the settlement of litigation against several manufacturers that had infringed on our patents.
While no assurances can be provided, we anticipate greater revenues from royalties to be generated during the first calendar quarter of 2003.

     General and administrative expenses were $1,049,994 for the six months ended June 30, 2002, compared to $1,178,849 for the similar period in 2001, a decrease of $128,855 (10.9%). This decrease was due primarily to costs associated with payments to newly retained outside consultants in the prior year, for which no costs were incurred in the first six months of 2002. These consultants were comprised of financial advisors and an investor relations firm hired in connection with our becoming a public reporting company. The payments to these consultants during the first six months of 2001 totaled $133,928, while there were payments to other consultants of approximately $11,000 in the similar period in 2002. The decrease in consultant expense was partially offset by an increase in insurance and rent expense, which totaled approximately $71,000. Also, in the first six months of 2001, we incurred approximately $95,000 of costs in connection with settlement with the New Jersey Bureau of Securities in the matter described under legal proceedings.

     Also, during the six-month period ended June 30, 2001, we incurred a one-time charge of $102,643 arising from the closing of our warehouse facility in Paterson, NJ. Our warehouse operations are now handled by a fulfillment center located in Aurora, Colorado. As a result of this change, profit margins increased due to lower costs of sales by reducing employee- related costs, shipping costs and general factory overhead.

     During the six-month period ended June 30, 2002, selling and promotional costs decreased by $319,531 from $758,100 to $438,569. The decrease is due primarily to our being more experienced and as a result, more selective in the scheduling of promotional events which, when combined with the associated travel costs, accounted for a decrease of approximately $175,000. Also, we eliminated the majority of our salaried sales force in favor of outside commissioned representatives. During the first six months of 2002, this change in the sales force accounted for a savings of approximately $123,000 in wages and employee benefits.

     Research and development costs during the six-month period ended June 30, 2002 were $157,327 as compared to $192,897 for the prior period, a decrease of $35,570, which is primarily due to costs associated with the introduction of numerous new products/models in the first half of the prior year.

     During the six months ended June 30, 2002,  depreciation  and  amortization
expense   increased   slightly  from  $70,024  to  $74,452.   Amortization   and
depreciation is associated with patents, trademarks and equipment.

     Equity based compensation decreased from $850,000 for the six months ended June 30, 2001, to $48,825 for the same period in 2002. During 2001, we issued common stock as compensation to consultants under an agreement which has since been terminated. During 2002, stock based compensation was issued only to three employees.

     Other income and expense, which principally consists of interest expense increased from $8,508 in the six months ended June 30, 2001 to $37,024 for the six months ended June 30, 2002, an increase of $28,516. This increase was due to higher debt balances on which interest was calculated.

     During the six month period ended June 30, 2002, we were notified that other defendants in a litigation matter that was settled in 1998, had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of our obligation.

     During 2001, we discontinued the operations of our subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries, which totaled $208,555, have been reported as discontinued operations in the consolidated statement of operations during 2001. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

     As a result, we generated a net loss of $(1,434,922) for the six months ended June 30, 2002 ($.09 per share) compared to a net loss of $(3,298,494) for the six months ended June 30, 2001 ($.26 per share).

Liquidity and Capital Resources

     At June 30, 2002, we had $32,939 in cash and cash equivalents, a decrease of $181,797 from December 31, 2001. This decrease in cash was attributable to net cash used in operating activities of $582,410 and net cash used in investing activities of $709,402, offset by net cash provided by financing activities of $1,110,015.

     Net cash used in operating activities during the six-month period ended June 30, 2002, was $582,410 versus $3,180,567 for the same period in 2001. In part, this improvement was due to a decrease in the net loss for the current year period, which was significantly lower than the prior year. In addition, accounts receivable decreased by $113,765 to $359,636 from $473,401 at December 31, 2001, which our management attributes to the fact that seasonal sales at the end of December would normally create a higher receivable balance at that time. Accounts payable and accrued expenses also increased by $358,617 from December 31, 2001. Lastly, through diligent inventory management, our inventory on hand at June 30, 2002, decreased by $336,223 from the December 31, 2001 balance.

     During the six months ended June 30, 2002, investing activities consisted of capital expenditures for patents and advances to related parties. We capitalized $523,851 of expenditures for legal fees, expert witnesses and other costs related to pursuing our various legal actions against other manufacturers for infringing on our patents.

     As of June 30, 2002, we have a loan receivable from an officer with a principal balance of $345,744. The principal balance was $207,229 as of December 31, 2001, an increase of $138,515. The loan bears interest at 8%, is unsecured and is repayable upon demand. Interest on the loan, which is also payable on demand, totaled $10,516 for the six-month period ended June 30, 2002. These advances are shown as non-current, since we do not expect the loan to be totally repaid within the next twelve months. Subsequent to June 30, 2002, we entered into a signed note agreement with this officer. The agreement, which was approved by a resolution of the Board of Directors, states the interest rate, repayment amounts and repayment due dates.

     Net cash provided by financing activities totaled $1,110,015 for the six-month period ended June 30, 2002. This was mainly attributable to a $635,000 increase in the balance of our line of credit along with proceeds received from the sale of our common stock totaling $212,000 and proceeds from officer and shareholder loans of $402,500, offset by cash used for principal payments under loan agreements of $139,485.

     During September 2001, we obtained a $1,250,000 line of credit agreement with a bank. The line of credit is available through January 1, 2003. Amounts drawn on the line bear interest at the prime rate plus 3%. The obligation is collateralized by personal guarantees and by mortgages on specific real estate assets of one of our officers and one of our directors. See "Subsequent Event," below.

     At June 30, 2002, we had certain outstanding notes payable, including a note payable in 18 equal quarterly installments of $33,066, including interest at 8%, which commenced April 1, 1998 and was due July 1, 2002. As of the date of this Report, this note has been paid in full.

     In addition, we have an outstanding note payable which had a principal balance of $105,000 at June 30, 2002. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     On May 6, 2000, our Board of Directors approved a short- term debt program. In conjunction therewith, we borrowed $358,000 in short-term loans, including the principal amount of $144,000 from Nicholas Veenstra, one of our directors and granted an aggregate of 358,000 irrevocable warrants to purchase common stock at an exercise price of $3 per share, including 144,000 warrants to Mr. Veenstra. The loans from shareholders bear interest at 8% per annum and will be repaid within one year. Loans of $124,492 from Mr. Veenstra were offset by a corresponding amount receivable from him.

     Management anticipates that it may require an additional infusion of funds to finance our operations over the next twelve months. Such funds may be in the form of additional equity investment, stockholder loans, or an increase in our lines of credit.

Subsequent Event

     Effective August 19, 2002, we obtained a commitment from NorCrown Bank, Livingston, New Jersey, a new financial institution, to provide a $2 million line of credit. The interest rate on this new line of credit shall be equal to the prime rate, plus 100 basis points, but the rate shall never drop below 6% per annum. This loan is collateralized by our patents, as well as personal and commercial properties owned by Messrs. Robert Miragliotta, one of our officers and directors, and Nicholas Veenstra, a director. Each of these persons also personally guaranteed this obligation.

     However, we may continue to require additional financing to fund future operations. There can be no assurance that such financing will be obtained.

Trends

     Our strategy is to direct our current efforts to increase sales and market penetration along with developing an income stream from the licensing of our patented technologies. While no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories, will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner. Therefore, while no assurances can be provided, we believe that we will be profitable by the first half of 2003 without taking into account the potential inflow of revenue from the outstanding patent infringement lawsuits since there is no assurance of a favorable outcome to us.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six months ended June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of the date of this Report, we are party to various judicial and administrative matters, including the following:

     In December 1999, the New Jersey Bureau of Securities served an administrative complaint on us alleging that we had sold unregistered securities and used unregistered agents for that purpose and that we had failed to disclose or misstated material information about us in selling our securities. This administrative complaint was never formally docketed. We denied any and all allegations. In March 2001, the New Jersey Bureau of Securities entered into a Consent Decree with us, wherein we, without admitting or denying any wrongdoing, did agree to pay $212,000 over a nine (9) month period in equal increments of $23,555. As of the date of this Report, we have paid all obligations thereunder. On July 30, 2002, the State of New Jersey did provide us with a letter acknowledging that we had satisfied all obligations pursuant to the Consent Decree and that this matter is now closed as to both the Complaint and all individuals.

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

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM SPA, Fila Holding SPA. and Fila USA, Inc., for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. On June 5, 2002, we entered into a settlement with these defendants in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. These royalty payments are scheduled to commence in July 2002, for skates made or sold during the second calendar quarter of 2002. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

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

     In February 2002, we filed a complaint against National Sporting Goods Corp. in the United States District Court, Southern District of New York, Docket No. 02 CIV 1273, wherein we have alleged willful infringement of patent rights held by us for Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendant is making, using and offering to sell inline skate products which infringe on our patents. On June 10, 2002, we entered into a settlement of this matter in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

     In April 2001, Vertex Capital Corp. filed a complaint against us in the United States Federal Court for the Southern District of New York, seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. We have filed our answer as well as counterclaims and discovery has been completed. We have filed a Motion for Summary Judgment in this matter and cross claims have been filed by the plaintiff. As of the date of this Report, our Motion for Summary Judgment is under advisement with the Court. It is our position that the plaintiff's claims are without merit and are being vigorously defended.

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

     We have either commenced actions or been named as a party in other matters in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material affect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     During the three month period  ended June 30, 2002,  we issued an aggregate of 86,942 shares of our common stock in favor of 5 persons, including 2 employees, who received an aggregate of 16,275 shares pursuant to the terms of their respective employment agreement. The balance of these shares were issued to accredited investors (as that term is defined under the Securities Act of 1933, as amended) at a price of $3.00 per share. We received net proceeds of $212,001 from the sale of these shares. Mr. Richard Bachetta also was appointed as a director of our company.

     Also, on May 6, 2000, our Board of Directors approved a short-term debt program. In conjunction therewith, we borrowed $358,000 in short-term loans, including the principal amount of $144,000 from Nicholas Veenstra, one of our directors, and granted an aggregate of 358,000 irrevocable warrants to purchase common stock at an exercise price of $3 per share, including 144,000 warrants to Mr. Veenstra.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - None

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the six month period ended June 30, 2002.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                     ------


                                                                              June 30,     December 31,
                                                                                2002           2001
                                                                           ------------    ------------
Current assets:
    Cash and cash equivalents                                              $     32,939    $    214,736
    Accounts receivable, net of allowance for doubtful accounts
       of $60,000 in 2002 and 2001                                              359,636         473,401
    Inventories                                                                 641,125         977,348
    Prepaid expenses and other current assets                                    58,414          45,103
    Related party loan receivable                                                    --          66,940
                                                                           ------------    ------------
       Total current assets                                                   1,092,114       1,777,528

Property and equipment, net of accumulated depreciation of $238,013
    in 2002 and $200,661 in 2001                                                246,311         283,663
Patents and trademarks, net of accumulated amortization of
    $207,244 in 2002 and $170,644 in 2001                                     1,206,818         724,567
Related party loan receivable                                                   345,744         207,229
Security deposits                                                                24,130          44,318
                                                                           ------------    ------------

       TOTAL ASSETS                                                        $  2,915,117    $  3,037,305
                                                                           ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
    Line of credit                                                         $  1,235,000    $    600,000
    Current maturities of long-term debt                                         67,417         257,500
    Accounts payable and accrued expenses                                     1,176,257         847,640
    Due to officer                                                               44,500              --
    Shareholder loans                                                           233,508              --
                                                                           ------------    ------------
       Total current liabilities                                              2,756,682       1,705,140
                                                                           ------------    ------------

Long-term debt, net of current maturities                                        70,000         105,000
                                                                           ------------    ------------

Mandatorily redeemable, Series A convertible preferred stock no par value, 500,000 shares authorized
    500,000 shares issued and outstanding in 2002 and 2001
    Aggregate liquidation preference of $30,000 in 2002 and 2001                500,000         500,000
                                                                           ------------    ------------
Stockholders' equity (deficit):
    Preferred stock - no par value, 7,000,000 shares authorized,
      498,127 shares issued, 497,043 shares outstanding in 2002 and 2001
      Aggregate liquidation preference of $303,960 in 2002 and 2001           2,582,857       2,582,857
    Common stock - no par value, 45,000,000 shares authorized,
      16,743,493 shares issued, 16,086,744 shares outstanding in 2002
      16,577,833 shares issued, 15,921,084 shares outstanding in 2001        32,858,940      32,361,961
    Additional paid-in capital                                               30,597,329      30,798,116
    Accumulated deficit                                                     (65,852,702)    (64,417,780)
    Treasury stock at cost, 657,833 shares in 2002 and 2001                    (597,989)       (597,989)
                                                                           ------------    ------------
       Total stockholders' equity (deficit)                                    (411,565)        727,165
                                                                           ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  2,915,117    $  3,037,305
                                                                           ============    ============

           See notes to unaudited consolidated financial statements.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


                                                          2002           2001
                                                     ------------    ------------
Sales                                                $    833,108    $    972,334

Cost of goods sold                                        590,390         736,252
                                                     ------------    ------------

Gross profit                                              242,718         236,082

Income from licensing and royalties                        50,000              --
                                                     ------------    ------------
                                                          292,718         236,082
                                                     ------------    ------------

Operating expenses:
    Selling and promotional                               438,569         758,100
    General and administrative                          1,049,994       1,178,849
    Loss on factory closing and disposal of assets          4,500         102,643
    Research and development                              157,327         192,897
    Depreciation and amortization                          74,452          70,024
    Equity-based compensation                              48,825         850,000
    Reorganization expense                                     --         150,000
                                                     ------------    ------------
                Total operating expense                 1,773,667       3,302,513
                                                     ------------    ------------

Loss from operations                                   (1,480,949)     (3,066,431)
                                                     ------------    ------------

Other income (expense):
    Interest income                                        17,820              --
    Interest expense                                      (37,024)         (8,508)
    Equity-based interest expense                         (20,367)        (15,000)
    Settlement adjustment                                  85,598              --
                                                     ------------    ------------
                Total other income (expense)               46,027         (23,508)
                                                     ------------    ------------

Loss from continued operations                         (1,434,922)     (3,089,939)

Discontinued operations                                        --        (208,555)
                                                     ------------    ------------

    NET LOSS                                         $ (1,434,922)   $ (3,298,494)
                                                     ============    ============

Loss per common share:
    Continuing operations                            $      (0.09)   $      (0.24)
    Discontinued operations                                    --           (0.02)
                                                     ------------    ------------

                                                     $      (0.09)   $      (0.26)
                                                     ============    ============

Weighted average shares outstanding                    16,017,206      12,894,786
                                                     ============    ============


           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


                                                    2002           2001
                                               ------------    ------------

Sales                                          $    481,193    $    772,515

Cost of goods sold                                  345,216         545,060
                                               ------------    ------------

Gross profit                                        135,977         227,455

Income from licensing and royalties                  15,000              --
                                               ------------    ------------
                                                    150,977         227,455
                                               ------------    ------------

Operating expenses:
    Selling and promotional                         198,839         408,164
    General and administrative                      529,934         135,507
    Research and development                         82,004         109,954
    Depreciation and amortization                    39,476          35,012
    Equity-based compensation                            --         835,000
                                               ------------    ------------
                Total operating expense             850,253       1,523,637
                                               ------------    ------------

Loss from operations                               (699,276)     (1,296,182)
                                               ------------    ------------

Other income (expense):
    Interest income                                   8,960           1,989
    Interest expense                                (20,876)         (9,453)
    Equity-based interest expense                   (12,867)         (7,500)
                                               ------------    ------------
                Total other income (expense)        (24,783)        (14,964)
                                               ------------    ------------

Loss from continued operations                     (724,059)     (1,311,146)

Discontinued operations                                  --        (208,555)
                                               ------------    ------------

    NET LOSS                                   $   (724,059)   $ (1,519,701)
                                               ============    ============

Loss per common share:
    Continuing operations                      $      (0.05)   $      (0.11)
    Discontinued operations                              --           (0.01)
                                               ------------    ------------

                                               $      (0.05)   $      (0.12)
                                               ============    ============

Weighted average shares outstanding              16,086,744      14,926,675
                                               ============    ============

           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                                                               2002           2001
                                                                           -----------    -----------
Cash flows from operating activities:
    Net loss                                                               $(1,434,922)   $(3,298,494)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Bad debts                                                                 --         29,000
          Depreciation and amortization                                         74,452         70,024
          Settlement adjustment                                                (85,598)            --
          Fees, commissions, and interest paid in stock and warrants            54,192        850,000
          Interest accrued on shareholder loans                                (10,516)            --
          Loss on factory closing and disposal of assets                         4,500        102,643
          Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                         113,765       (446,751)
            (Increase) decrease in inventories                                 336,223        (63,445)
            (Increase) decrease in prepaid expenses
               and other current assets                                        (13,311)      (566,742)
            (Increase) decrease in security deposits                            20,188          8,938
            Increase (decrease) in accounts payable and accrued expenses       358,617        134,260
                                                                           -----------    -----------
                Net cash used in operating activities                         (582,410)    (3,180,567)
                                                                           -----------    -----------

Cash flows from investing activities:
    Advances to related parties                                               (185,551)            --
    Capital expenditures for equipment, patents and trademarks                (523,851)      (116,613)
                                                                           -----------    -----------
                Net cash used in investing activities                         (709,402)      (116,613)
                                                                           -----------    -----------

Cash flows from financing activities:
    Proceeds from line of credit                                               635,000             --
    Principal payments under loan agreements                                  (139,485)      (119,098)
    Proceeds from issuance of common stock                                     212,000      4,194,733
    Purchase of treasury stock                                                      --         (4,540)
    Loans from officer and shareholders                                        402,500             --
                                                                           -----------    -----------
                Net cash provided by financing activities                    1,110,015      4,071,095
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents                          (181,797)       773,915

Cash and cash equivalents - beginning                                          214,736        709,351
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                         $    32,939    $ 1,483,266
                                                                           ===========    ===========


           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                                           Common Stock          Preferred Stock      Treasury Stock
                                      -----------------------  -------------------  ------------------
                                         Number                Number               Number               Additional
                                           of                    of                    of                  Paid-in     Accumulated
                                        Shares       Amount    Shares     Amount     Shares     Amount     Capital       Deficit
                                      ----------  -----------  -------  ----------  -------  ---------   -----------  ------------
Balance at January 1, 2002            16,577,833  $32,361,961  498,127  $2,582,857  657,833  $(597,989)  $30,798,116  $(64,417,780)

Sales of stock for cash                   70,667      212,000       --          --       --         --            --           --

Issuance of stock for dividends           68,718      206,154       --          --       --         --      (206,154)          --

Issuance of stock for interest            10,000       30,000       --          --       --         --            --           --

Issuance of stock for employee
   compensation                           16,275       48,825       --          --       --         --            --           --

Interest expense for warrants granted         --           --       --          --       --         --         5,367           --

Net loss for the six month period             --           --       --          --       --         --            --    (1,434,922)
                                      ----------  -----------  -------  ----------  -------  ---------   -----------  ------------

Balance at June 30, 2002              16,743,493  $32,858,940  498,127  $2,582,857  657,833  $(597,989)  $30,597,329  $(65,852,702)
                                      ==========  ===========  =======  ==========  =======  =========   ===========  ============

See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  June 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES
--------------------------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. This information should be read in conjunction with the Company's Form 10-KSB filed April 11, 2002. The results of operations for the six- month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year.

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

                                  June 30, 2002

NOTE 3 - LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods.
Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 5,542,361 and 4,991,914, which consist of outstanding warrants and convertible preferred shares are considered to be antidilutive at 2002 and 2001, respectively.

NOTE 4 - PATENTS AND TRADEMARKS
-------------------------------

The Company owns or licenses various patents of technology concerning its V-configuration skates, as well as in-line skates and boots with interchangeable skate chassis. The Company has also trademarked various names and logos.

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

In December 2000, the Company acquired six patents, which cover a range of key in-line skate design elements, including wheel and sidewall mounting and construction. The patents were acquired for $130,000. Commencing January of 2001, the Company filed several lawsuits against in-line skate manufacturers for infringing on one or more of these patents. For the six-month period ended June 30, 2002, the Company capitalized approximately $524,000 of expenditures for legal fees, expert witnesses and other costs related to pursuing various legal actions against other manufacturers for infringing on its patents.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 5 - EQUITY TRANSACTIONS
----------------------------

Dividends
---------

On March 5, 2002, the Board of Directors declared a dividend on the Series B, Series C and Series D preferred stock pursuant to the designations and preferences of each such series of preferred stock. In addition, the Board of Directors declared a dividend on mandatorily redeemable, Series A convertible preferred stock, which is recorded as equity based interest expense. At December 31, 2001, dividends on the Series A and Series B Cumulative Preferred Stock were in arrears by $30,000 and $24,000, respectively. If such dividends are in arrears, no dividends shall be declared, nor shall there be any redemption of shares having a rank lower in priority to the Series A Preferred Stock with respect to dividends. Dividends on the Series C and Series D preferred stock were in arrears by $174,834 and $7,320, respectively. All dividends in arrears for 2001 were paid though the issuance of 78,718 shares of the Company's common stock during the first quarter of 2002.

Dividends on mandatorily redeemable, Series A convertible preferred stock are accrued as equity based interest expense since the Company pays such dividends in common stock. Equity based interest expense totaled $15,000 for each of the six-month periods ended June 30, 2002 and 2001. Dividends on the other series of preferred stock are not declared until the Company is in a position to pay the dividend in cash or common stock.

Common stock sold
-----------------

For the six-month periods ended June 30, 2002 and 2001, the Company sold an aggregate of 70,667 and 345,165 shares of its common stock, receiving proceeds of $212,000 and $1,035,495, respectively.

Employee compensation
---------------------

For the six-month period ended June 30, 2002, the Company issued 16,275 shares of common stock and 53,775 warrants to purchase its common stock to one of its employees and two of its former employees in accordance with their employment agreements. Stock and warrants issued to employees as compensation totaled $48,825 for the six-month period ended June 30, 2002.

For the six-month period ended June 30, 2001, the Company issued 330,000 shares of common stock as compensation for assets and services valued at $990,000. In addition, the Company collected $2,447,545 of subscriptions receivable.

Warrants exercised
------------------

During the six-month period ended June 30, 2001, investors exercised an additional 592,521 common stock warrants at an exercise price of $3 per share, raising proceeds of $683,507, net of $1,094,057 of subscriptions receivable. In addition during the six-month period ended June 30, 2001, officers of the Company exercised 3,712,966 common stock warrants at an exercise price of $0.10 per share. The Company purchased 128,833 shares of treasury stock including 128,033 shares redeemed to pay for the warrants exercised by officers of the Company.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2002

NOTE 5 - EQUITY TRANSACTIONS (CONTINUED)
----------------------------------------

Treasury stock
--------------

At June 30, 2002 and December 31, 2001, treasury stock consists of 656,749 shares of common stock and 1,084 shares of preferred stock.

Warrants granted
----------------

On May 6, 2002, the Board of Directors approved a short-term debt program. In conjunction therewith, the Company borrowed $358,000 of short-term loans and granted 358,000 irrevocable common stock warrants to purchase common stock at an exercise price of $3 per share. The loans from shareholders bear interest at 8% per annum and will be repaid within one year. Loans of $124,492 from one shareholder were offset by a corresponding amount receivable from the same shareholder.

The amount of equity based interest expense charged to operations on account of shareholders who received warrants in conjunction with the short term debt program has been determined in accordance with SFAS No. 123, utilizing the Black-Scholes Model. For valuing warrants granted the following assumptions were used: no dividend yield; a risk-free interest rate of 3%; expected life of one year; and no expected volatility. The weighted average fair value at date of grant for warrants granted during 2002 was $0.09 per share or approximately $32,200. For the six-month period ended June 30, 2002, the Company recorded $5,367 of equity based interest expense in connection with warrants issued under the short-term debt program.

NOTE 6 - LINE OF CREDIT
-----------------------

The Company extended its $1,250,000 line of credit agreement with a bank through January 1, 2003. Effective July 1, 2002, amounts drawn on the line of credit bear interest at the New York (Wall Street Journal) prime rate plus 3%. The effective rate as of June 30, 2002 was 6.75% (prime plus 2%). This line will be repaid in monthly payments of $100,000 principal, plus interest beginning July 30, 2002. The obligation is collateralized by personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. At June 30, 2002, $1,235,000 was drawn against this line of credit.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Settlement agreements
---------------------

In February 2002, the Company entered into a settlement of its suit against First Team Sports, Inc. which provided for the Company to receive an undisclosed amount of cash, as well as future royalties on all sales of roller skates made by the defendant that incorporate the Company's technology.

In addition, the Company entered into two additional settlements of its suits against National Sporting Goods Corporation and MGM SPA Fila which provided the Company to receive future royalties on all sales of roller skates made by the defendant that incorporate the Company's technology.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  June 30, 2002

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
-------------------------------------------------

Settlement adjustment
---------------------

During the six month period ended June 30, 2002, the Company was notified that other defendants in a litigation matter that was settled in 1998, had satisfied $85,598 of a note payable obligation, which the Company had originally recorded. As a result, the Company recognized income from elimination of its obligation.

NOTE 8 - RELATED PARTY LOAN RECEIVABLE
--------------------------------------

As of June 30, 2002 and December 31, 2001, the Company had made advances to the Chief Executive Officer in the amount of $345,744 and $195,087, respectively. Such advances accrue interest at the rate of 8% per annum, are unsecured and repayable on demand. At June 30, 2002 and December 31, 2001, accrued interest on these advances totaled $10,516 and $12,141 respectively. These advances are shown as non-current, since it is not anticipated that they will be repaid during the next year. Subsequent to June 30, 2002, the Company entered into a signed note agreement with the Chief Executive Officer. The agreement, which was approved by a resolution of the Board of Directors, states the interest rate, repayment amounts and repayment due dates.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

Effective August 19, 2002, the Company obtained a commitment from NorCrown Bank, Livingston, New Jersey, to provide a $2 million line of credit. The interest rate on this new line of credit shall be equal to the prime rate, plus 100 basis points, but the rate shall never drop below 6% per annum. This loan is collateralized by the Company's patents, as well as personal and commercial properties owned by Messrs. Robert Miragliotta, one of the Company's officers and directors and Nicholas Veenstra, a director of the Company. Each of these persons also personally guaranteed this obligation.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-FORMATION, INC.
                                        (Registrant)

                                        Dated: August 19, 2002


                                        By:s/ Richard Stelnick
                                           -------------------------------------
                                           Richard Stelnick, Chief Executive
                                           Officer