Form 10QSB
period 2002-09-30
V FORMATION INC/NJ/
filed 2002-11-15
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

                         Commission File Number 0-25725


                                V-FORMATION, INC.
                                -----------------
          (Exact name of small business issuer as specified in charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 13, 2002 there were 16,320,749 common shares outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three and nine months ended September 30, 2002 are attached hereto.

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

Overview

     V-Formation, Inc. ("we", "us", "our" or the "Company") is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada. Also, in September 2002, we formally launched and introduced NEXED Paintball. With industry revenues in excess of $250 million per year, consistent annual growth and existing cross marketing opportunities, it was a logical expansion for us. According to the SGMA "2001 Superstudy", the sport of Paintball was ranked the 3rd most popular extreme sport, having surpassed snowboarding participation. Paintball participation is projected to continue to grow and expand worldwide.

     Effective March 14, 2001, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") and Rule 12(g) (3) (a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), we acquired all of the outstanding shares of Buckeye Oil & Gas, Inc., a public reporting company, in exchange for 478,082 shares of our common stock and the cash payment of $150,000, which was charged to reorganization expense. The shares issued represented approximately 2.5% of our outstanding common stock subsequent to the transaction. We were the surviving entity and by virtue of the merger, we became a reporting company under the 1934 Act.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the nine-month periods ended September 30, 2002 and 2001.

Results of Operations

     Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Our sales revenues decreased to $1,043,977 for the nine-month period ended September 30, 2002 from $1,394,072 for the similar period in 2001, a decrease of $350,095 (25.1%). The decrease in revenues was mainly attributable to a decrease in sales of hockey pants, skates and bags totaling $770,669 in 2002, compared to $1,288,078 in 2001, a decrease of $517,409 (40.2%). We believe the decrease is due to the general downturn in the economy. The decrease in sales was partially offset by the sales of hockey jerseys which totaled $131,934 in 2002 compared to $43,919 for the period ended September 30, 2001 an increase of $88,015. The decrease in sales was further offset by the sales of gloves and protective girdles, which totaled $119,975 during the nine months ended September 30, 2002, but were either not sold during the similar period in the prior year or, in the case of gloves, were sold for one month for a total of $17,659, an increase of $102,316.

     In the nine months ended September 30, 2002, costs of sales also decreased, to $791,853 compared to $1,105,202 for the similar period in 2001, a decrease of $313,349, (28.4%). This was due primarily to the decrease in revenues described in the preceding paragraph. Gross margins were lower in 2001 because of inventory liquidated at lower prices in conjunction with our factory closing during the first quarter of 2001.

     During the nine months ended September 30, 2002, we received our first payments of licensing and royalties of $50,000. This revenue was realized as a result of the settlement of litigation against several manufacturers that had infringed on our patents. We anticipate a substantial future revenue stream from these infringement settlements along with the remaining infringement litigation which is discussed in "Part II, Item 1, Legal Proceedings", below herein.

     During  the  nine-month  period  ended  September  30,  2002,  selling  and promotional costs decreased by $522,302 from $1,163,748 to $641,446. The decrease is due primarily to our being more selective in the scheduling of promotional events which, when combined with the associated travel costs, accounted for a decrease of approximately $236,000. Also, we eliminated the majority of our salaried sales force in favor of outside commissioned representatives. During the first nine months of 2002, this change in the sales force accounted for a savings of approximately $215,000 in wages and employee benefits.

     General and administrative expenses were $1,633,158 for the nine months ended September 30, 2002, compared to $1,851,666 for the similar period in 2001, a decrease of $218,508 (11.8%). This decrease was due primarily to costs associated with payments to newly retained outside consultants in the prior year, for which no costs were incurred in the first nine months of 2002. These consultants were comprised of financial advisors and an investor relations firm hired in connection with our becoming a public reporting company. The payments to these consultants during the first nine months of 2001 totaled $179,149, while there were payments to other consultants of approximately $15,000 in the similar period in 2002. The decrease in consultant expense was partially offset by an increase in insurance and rent expense, which totaled approximately $88,000. Also, in the first nine months of 2001, we incurred approximately $165,000 of costs in connection with settlement with the New Jersey Bureau of Securities in the matter described under legal proceedings.

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

     Research and development costs during the nine-month period ended September 30, 2002 were $278,401 as compared to $303,999 for the prior period, a decrease of $25,598, which is primarily due to costs associated with the introduction of numerous new products/models in the first half of the prior year.

     During  the  nine  months  ended  September  30,  2002,   depreciation  and
amortization expense increased slightly from $105,036 to $116,310. Amortization and depreciation is associated with patents, trademarks and equipment.

     Equity based compensation decreased from $1,008,680 for the nine months ended September 30, 2001, to $749,349 for the same period in 2002. During 2001, we issued common stock as compensation to consultants under an agreement, which has since been terminated. During 2002, stock based compensation was issued only to three employees totaling $48,825. Additionally, $700,524 of stock-based compensation was issued to three shareholders who extended loans to us.

     Other income and expense, which principally consists of interest expense, increased from $12,706 in the nine months ended September 30, 2001 to $45,514 for the nine months ended September 30, 2002, an increase of $32,808. This increase was due to higher debt balances on which interest was calculated.

     During the nine month period ended September 30, 2002, we were notified that other defendants in a litigation matter that was settled in 1998, had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of this obligation.

     During 2001, we discontinued the operations of our subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries, which totaled $208,764, have been reported as discontinued operations in the consolidated statement of operations during 2001. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

     As a result, we generated a net loss of $(3,137,707) for the nine months ended September 30, 2002 ($.19 per share) compared to a net loss of $(4,715,170) for the nine months ended September 30, 2001 ($.35 per share).

Liquidity and Capital Resources

     At September 30, 2002, we had $75,584 in cash and cash equivalents, a decrease of $139,622 from December 31, 2001. This decrease in cash was attributable to net cash used in operating activities of $1,204,472 and net cash used in investing activities of $807,487, offset by net cash provided by financing activities of $1,872,807.

     Net cash used in operating activities during the nine-month period ended September 30, 2002 was $1,204,472 versus $4,309,391 for the same period in 2001. In part, this improvement was due to a decrease in the net loss for the current year period, which was significantly lower than the prior year. In addition, accounts receivable decreased by $262,687 to $210,714 from $473,401 at December 31, 2001, which our management attributes to the fact that seasonal sales at the end of December would normally create a higher receivable balance at that time. Accounts payable and accrued expenses also increased by $381,820 from December 31, 2001, Lastly, through diligent inventory management, our inventory on hand at September 30, 2002 decreased by $439,665 from the December 31, 2001 balance.

     During the nine months ended September 30, 2002, investing activities consisted of capital expenditures for patents and advances to related parties. We capitalized $643,549 of expenditures for legal fees, expert witnesses and other costs related to pursuing our various legal actions against other manufacturers for infringing on our patents.

     As of September 30, 2002, we have a loan receivable from an officer with a principal balance of $344,497. The principal balance was $207,229 as of December 31, 2001, an increase of $137,268. The loan bears interest at 8%, is unsecured and is repayable upon demand. Interest on the loan, which is included in the balance owed, totaled $17,350 for the nine-month period ended September 30, 2002. These advances are shown as non-current, since they will not be totally repaid within the next twelve months.

     Net cash provided by financing activities totaled $1,872,807 for the nine-month period ended September 30, 2002. This was mainly attributable to a $1,699,201 increase in the balance of our line of credit along with proceeds received from the sale of our common stock totaling $212,000 and proceeds from shareholder loans of $133,508 offset by cash used for principal payments under loan agreements of $171,902

     During August 2002, we obtained a $2,000,000 line of credit agreement with a bank. The line of credit is available through July 30, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% per annum. The obligation is collateralized by personal guarantees and by mortgages on specific real estate assets of one of our officers and one of our directors.

     Also during the third quarter of 2002, we obtained a new $500,000 line of credit agreement with a bank through January 1, 2003. Amounts drawn on this line of credit bear interest at the prime rate plus 3%. The obligation is collateralized by a personal guarantee and a $500,000 certificate of deposit of one of our directors.

     In addition, we have an outstanding note payable which had a principal balance of $105,000 at September 30, 2002. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001 and is related to a settlement agreement to resolve a legal dispute which arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in our Series B Preferred Stock. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     On May 6, 2002, our Board of Directors approved a short-term debt program. In conjunction therewith, we borrowed $358,000 of short-term loans from shareholders and a director, and granted 358,000 irrevocable warrants to purchase common stock each warrant exercisable to purchase one share of our common stock at an exercise price of $3 per share. In July 2002, the applicable note related to this loan became due. At that time, the holders of the note did consent to an extension of the note until an undeterminable time, which we estimate to be approximately one year. In consideration fo this extension, we agreed to waive the exercise price for these 233,508 warrants, resulting in the four holders receiving an aggregate of 233,508 shares of our common stock. As a result of this waiver, we incurred a charge of $700,524 on our income statement for the nine month period ended September 30, 2002. See "Part I, Item 1, Financial Statements" herein. The loans from shareholders, which have an outstanding balance of $133,508, bear interest at 6% per annum. Loans of $124,492 from one shareholder were offset by a corresponding amount receivable from the same shareholder.

     In the past, we have been dependent upon capital raised through private placements of equity to finance our business operation. We have incurred losses from operations since inception and if we do not meet our expectations as to revenues to be generated over the next 12 months, management anticipates that we may require an additional infusion of funds to finance our operations during this time. Such funds may be in the form of additional equity investment, stockholder loans, or an increase in our line of credit. There can be no assurance that such financing will be obtained, or if obtained, the terms of such financing will be favorable to us.

     Therefore, our success may be dependent upon our ability to raise additional capital to continue as a going concern. Unless we begin to generate profits from our operations in the near future, of which there can be no assurance, the failure to infuse additional capital into our Company may force management to curtail certain expenditures and product introductions, which may affect our ability to fully implement our business plan. These issues raise substantial doubt about our ability to continue as a going concern.

Trends

     Our strategy is to direct our current efforts to increase sales and market penetration along with developing an income stream from the licensing of our patented technologies. We believe the current economic downturn is the cause of the decrease in sales this year. However, while no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories, will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner. Also, in September 2002, we formally launched and introduced NEXED Paintball. During late 2001, we started receiving unsolicited orders for NEXED apparel in which its use was specifically intended for Paintball. Inadvertently, our NEXED product line began to garner the attention of many "elite" Paintball participants and enthusiasts. In recognizing the opportunity, we quickly responded and with relatively little effort, we coordinated a manufacturing and marketing effort. We strategically chose to launch NEXED Paintball at the ESPN sponsored National Paintball League World Cup Tournament held at Disney's Epcot Center. We plan on attending similar events throughout the remainder of the year.

     With industry revenues in excess of $250 million per year, consistent annual growth and existing cross marketing opportunities, it was a logical expansion for us. According to the SGMA "2001 Superstudy", the sport of Paintball was ranked the 3rd most popular extreme sport, having surpassed snowboarding participation. Paintball participation is projected to continue to grow and expand worldwide.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine months ended September 30, 2002.

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

     In February 2002, we filed a complaint against National Sporting Goods Corp. in the United States District Court, Southern District of New York, Docket No. 02 CIV 1273, wherein we alleged willful infringement of patent rights held by us for Toeplate with Dual Flanges for Inline Skate Frames. On June 10, 2002, we entered into a settlement of this matter in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

     In April 2001, Vertex Capital Corp. ("Vertex") filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. We have filed our answer, as well as counterclaims and cross claims have been filed by the plaintiff. Discovery has been completed. Both parties filed Motions for Summary Judgment in this matter. In response thereto, the court granted our Motion, in part and denied Vertez's Motion. It dismissed all but one claim filed against us. The court has set a settlement conference in this matter for November 2002, but no trial date has yet been set. It is our position that the plaintiff's remaining claim is without merit and is being vigorously defended.

     In October 2001, we filed a mulit-million dollar action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), in the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts, which resulted in our incurring six figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession, which has a cost basis of approximately $80,000. USCO subsequently liquidated the inventory pursuant to their possessory lien. At trial, we intend to assert various claims alleging wrongful conduct by the defendant in the foreclosure of its possessory lien. Discovery has commenced but a trial date has not yet been scheduled as of the date of this Report.

     In January 2002, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against K-2 Corporation, where we alleged willful infringement of patent rights held by us for Toeplate with Dual Flanges for Inline Skate Frames. In August 2002, we entered into a settlement of this matter in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

     We have either commenced actions or been named as a party in other matters in the normal course of our business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

Controls and Procedures

     Within 90 days prior to the date of filing of this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended September 30, 2002, we issued an aggregate of 233,508 shares of our common stock to four (4) of our existing shareholders. The circumstances relating to this issuance are as follows:

     On May 6, 2002, our Board of Directors approved a short-term debt program. In conjunction therewith, we borrowed $358,000 of short-term loans from shareholders and a director, and granted 358,000 irrevocable warrants to purchase shares of our common stock each warrant exercisable to purchase one share of our common stock at an exercise price of $3 per share, including the principal amount of $144,000 from Nicholas Veenstra, one of our directors and granted an aggregate of 358,000 irrevocable warrants to purchase common stock at an exercise price of $3 per share, including 144,000 warrants to one of our principal shareholders, who is also a director. In July 2002, the applicable note related to this loan became due. At that time, the holders of the note did consent to an extension of the note until an undeterminable time, which we estimate to be approximately one year. In consideration fo this extension, we agreed to waive the exercise price for these 233,508 warrants, resulting in the four holders receiving an aggregate of 233,508 shares of our common stock. As a result of this waiver, we incurred a charge of $700,524 on our income statement for the nine month period ended September 30, 2002. See "Part I, Item 1, Financial Statements" herein. The loans from shareholders, which have an outstanding balance of $133,508, bear interest at 6% per annum. Loans of $124,492 from one shareholder were offset by a corresponding amount receivable from the same shareholder.

     In  the  aforesaid   transactions,   we  relied  upon  the  exemption  from
registration afforded by Section 4(2) under the Securities Act of 1933, as amended, to issue the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.1 Certification of Financial Statements in accordance with Sarbanes -Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the nine month period ended September 30, 2002.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                                             September 30,    December 31,
                                                                                  2002            2001
                                                                             -------------    ------------
Current assets:
   Cash and cash equivalents                                                 $      75,584    $    214,736
   Accounts receivable, net of allowance for doubtful accounts
               of $60,000 in 2002 and 2001                                         210,714         473,401
   Inventories                                                                     537,683         977,348
   Prepaid expenses and other current assets                                        45,579          45,103
   Related party loan receivable                                                    15,072          66,940
                                                                             -------------    ------------
               Total current assets                                                884,632       1,777,528

Property and equipment, net of accumulated depreciation of $257,572
   in 2002 and $200,661 in 2001                                                    258,740         283,663
Patents and trademarks, net of accumulated amortization of
   $229,544 in 2002 and $170,644 in 2001                                         1,368,116         724,567
Related party loan receivable                                                      344,497         207,229
Security deposits                                                                   26,242          44,318
                                                                             -------------    ------------

                  TOTAL ASSETS                                               $   2,882,227    $  3,037,305
                                                                             =============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Lines of credit                                                           $   2,299,201    $    600,000
   Current maturities of long-term debt                                             35,000         257,500
   Accounts payable and accrued expenses                                         1,229,460         847,640
   Shareholder loans                                                               133,508              --
                                                                             -------------    ------------
                  Total current liabilities                                      3,697,169       1,705,140
                                                                             -------------    ------------

Long-term debt, net of current maturities                                           70,000         105,000
                                                                             -------------    ------------

Mandatorily redeemable, Series A convertible preferred stock no par value, 500,000 shares authorized
   500,000 shares issued and outstanding in 2002 and 2001
   Aggregate liquidation preference of $30,000 in 2002 and 2001                    500,000         500,000
                                                                             -------------    ------------

Stockholders' equity (deficit):
   Preferred stock - no par value, cumulative, 7,000,000 shares authorized,
      498,127 shares issued, 497,043 shares outstanding in 2002 and 2001
      Aggregate liquidation preference of $303,960 in 2002 and 2001              2,582,857       2,582,857
   Common stock - no par value, 45,000,000 shares authorized,
      16,977,498 shares issued, 16,320,749 shares outstanding in 2002
      16,577,833 shares issued, 15,921,084 shares outstanding in 2001           33,559,464      32,361,961
   Additional paid-in capital                                                   30,626,213      30,798,116
   Accumulated deficit                                                         (67,555,487)    (64,417,780)
   Treasury stock at cost, 657,833 shares in 2002 and 2001                        (597,989)       (597,989)
                                                                             -------------    ------------
                  Total stockholders' equity (deficit)                          (1,384,942)        727,165
                                                                             -------------    ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $   2,882,227    $  3,037,305
                                                                             =============    ============


           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                           2002            2001
                                                       ------------    ------------
Sales                                                  $  1,043,977    $  1,394,072

Cost of goods sold                                          791,853       1,105,202
                                                       ------------    ------------

Gross profit                                                252,124         288,870

Income from licensing and royalties                          50,000              --
                                                       ------------    ------------
                                                            302,124         288,870
                                                       ------------    ------------
Operating expenses:
      Selling and promotional                               641,446       1,163,748
      General and administrative                          1,633,158       1,851,666
      Loss on factory closing and disposal of assets          4,500         184,441
      Research and development                              278,401         303,999
      Depreciation and amortization                         116,310         105,036
      Equity-based compensation                             749,349       1,008,680
      Reorganization expense                                     --         150,000
                                                       ------------    ------------
                  Total operating expense                 3,423,164       4,767,570
                                                       ------------    ------------

Loss from operations                                     (3,121,040)     (4,478,700)
                                                       ------------    ------------
Other income (expense):
      Interest income                                        25,666              --
      Interest expense                                      (71,180)        (12,706)
      Equity-based interest expense                         (56,751)        (15,000)
      Settlement adjustment                                  85,598              --
                                                       ------------    ------------
                  Total other income (expense)              (16,667)        (27,706)
                                                       ------------    ------------

Loss from continuing operations                          (3,137,707)     (4,506,406)

Discontinued operations                                          --        (208,764)
                                                       ------------    ------------

      NET LOSS                                         $ (3,137,707)   $ (4,715,170)
                                                       ============    ============
Loss per common share:
      Continuing operations                            $      (0.19)   $      (0.33)
      Discontinued operations                                    --           (0.02)
                                                       ------------    ------------
                                                       $      (0.19)   $      (0.35)
                                                       ============    ============

Weighted average common shares outstanding               16,101,692      13,589,947
                                                       ============    ============


           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                           2002            2001
                                                       ------------    ------------
Sales                                                  $    210,869    $    421,738

Cost of goods sold                                          201,463         368,950
                                                       ------------    ------------

Gross profit                                                  9,406          52,788
                                                       ------------    ------------
Operating expenses:
      Selling and promotional                               202,877         405,648
      General and administrative                            583,164         672,817
      Loss on factory closing and disposal of assets             --          81,798
      Research and development                              121,074         111,102
      Depreciation and amortization                          41,859          35,012
      Equity-based compensation                             700,524         151,180
                                                       ------------    ------------
                  Total operating expense                 1,649,498       1,457,557
                                                       ------------    ------------

Loss from operations                                     (1,640,092)     (1,404,769)
                                                       ------------    ------------
Other income (expense):
      Interest income                                         7,847              --
      Interest expense                                      (34,156)         (4,198)
      Equity-based interest expense                         (20,918)         (7,500)
                                                       ------------    ------------
                  Total other income (expense)              (47,227)        (11,698)
                                                       ------------    ------------
Loss from continuing operations                          (1,687,319)     (1,416,467)

Discontinued operations                                          --            (209)
                                                       ------------    ------------

      NET LOSS                                         $ (1,687,319)   $ (1,416,676)
                                                       ============    ============
Loss per common share:
      Continuing operations                            $      (0.10)   $      (0.09)
      Discontinued operations                                    --              --
                                                       ------------    ------------
                                                       $      (0.10)   $      (0.09)
                                                       ============    ============

Weighted average common shares outstanding               16,209,899      15,556,265
                                                       ============    ============


           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

                                            Common Stock         Preferred Stock      Treasury Stock
                                      -----------------------  -------------------  ------------------
                                         Number                Number               Number                Additional
                                          of                     of                   of                   Paid-in     Accumulated
                                        Shares      Amount     Shares     Amount    Shares     Amount      Capital       Deficit
                                      ----------- -----------  -------  ----------  -------  ---------   -----------  ------------
Balance at January 1, 2002            16,577,833  $32,361,961  498,127  $2,582,857  657,833  $(597,989)  $30,798,116  $(64,417,780)

Sales of stock for cash                   70,667      212,000       --          --       --         --            --            --

Issuance of stock for dividends           68,718      206,154       --          --       --         --      (206,154)           --

Issuance of stock for interest            10,000       30,000       --          --       --         --            --            --

Issuance of stock for
   employee compensation                  16,275       48,825       --          --       --         --            --            --

Issuance of stock for
   services to shareholders              234,005      700,524

Interest expense for
   warrants granted                           --           --       --          --       --         --        34,251            --

Net loss for the nine month period            --           --       --          --       --         --            --    (3,137,707)
                                    ------------  -----------  -------  ----------  -------  ---------   -----------  ------------

Balance at September 30, 2002         16,977,498  $33,559,464  498,127  $2,582,857  657,833  $(597,989)  $30,626,213  $(67,555,487)
                                    ============  ===========  =======  ==========  =======  =========   ===========  ============

           See notes to unaudited consolidated financial statements.


                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                               2002            2001
                                                                            -----------    -----------
Cash flows from operating activities:
   Net loss                                                                 $(3,137,707)   $(4,715,170)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Bad debts                                                                  --         49,184
          Depreciation and amortization                                         116,310        105,036
          Settlement adjustment                                                 (85,598)            --
          Fees, commissions, and interest paid in stock and warrants            813,601      1,001,180
          Interest accrued on shareholder loans                                 (17,350)        (8,158)
          Loss on factory closing and disposal of assets                          4,500        184,441
          Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                         262,687       (250,015)
             (Increase) decrease in inventories                                 439,665       (539,429)
             (Increase) decrease in prepaid expenses
                and other current assets                                           (476)      (234,674)
             (Increase) decrease in security deposits                            18,076         (9,092)
             Increase (decrease) in accounts payable and accrued expenses       381,820        107,306
                                                                            -----------    -----------
                  Net cash used in operating activities                      (1,204,472)    (4,309,391)
                                                                            -----------    -----------

Cash flows from investing activities:
   Advances to related parties                                                  (68,050)            --
   Additions to capital expenditures for equipment, patents and trademarks     (739,437)      (169,848)
                                                                            -----------    -----------
                  Net cash used in investing activities                        (807,487)      (169,848)
                                                                            -----------    -----------
Cash flows from financing activities:
   Proceeds from line of credit                                               1,699,201             --
   Principal payments under loan agreements                                    (171,902)      (202,078)
   Proceeds from issuance of common stock                                       212,000      4,272,768
   Purchase of treasury stock                                                        --         (4,540)
   Loans from officer and shareholders                                          133,508             --
                                                                            -----------    -----------
                  Net cash provided by financing activities                   1,872,807      4,066,150
                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                      (139,152)      (413,089)

Cash and cash equivalents - beginning                                           214,736        709,351
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                          $    75,584    $   296,262
                                                                            ===========    ===========

           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTNG POLICIES
--------------------------------------------------

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary to present fairly the information required herein. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. This information should be read in conjunction with the Company's Form 10-KSB filed April 11, 2002. The results of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year.

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

V-Formation, Inc. (the "Company") was organized in January 1995 and was in the development stage through December 31, 1996. In January 1997, the Company commenced the sale of patented V-configuration roller skates to sporting goods retailers located throughout the United States and Canada. During 1999, the Company acquired the Nexed brand of hockey equipment and apparel. During 2000, the Company acquired On Net Sports, Inc. ("ONSI"), a development stage company that has had no operations to date. In addition, the Company incorporated Soft Machine, Inc. ("SMI") as a wholly-owned subsidiary to acquire certain software and intellectual properties. SMI has had no operations to date. During 2001, ONSI and SMI discontinued operations.

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

NOTE 3 -GOING CONCERN
---------------------

The Company has incurred losses from operations from inception. The Company has been dependent upon capital raised through private placement of convertible debt and equity and through the public offering of the Company's common stock to finance its business operations. In addition, the Company has obtained new lines of credit to implement its business plan.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 3 -GOING CONCERN (CONTINUED)
---------------------------------

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

NOTE 4 - LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods.
Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 6,058,853 and 4,991,914, which consist of outstanding warrants and convertible preferred shares are considered to be antidilutive at 2002 and 2001, respectively.

NOTE 5 - PATENTS AND TRADEMARKS
-------------------------------

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

The Company reviews the carrying value of patents and trademarks to determine whether there are any impairment losses. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Although the Company has experienced operating losses, projected cash flows do not indicate an impairment of the value of patents and trademarks recorded in the accompanying consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 5 - PATENTS AND TRADEMARKS (CONTINUED)
-------------------------------------------

In December 2000, the Company acquired six patents, which cover a range of key in-line skate design elements, including wheel and sidewall mounting and construction. The patents were acquired for $130,000. Commencing January of 2001, the Company filed several lawsuits against in-line skate manufacturers for infringing on one or more of these patents. For the nine-month period ended September 30, 2002, the Company capitalized approximately $707,000 of expenditures for legal fees, expert witnesses and other costs related to pursuing various legal actions against other manufacturers for infringing on its patents.

NOTE 6 - SHAREHOLDER LOANS
--------------------------

On May 6, 2002, the Board of Directors approved a short-term debt program. In conjunction therewith, the Company borrowed $358,000 in the form of short-term loans and granted the lenders irrevocable common stock warrants to purchase 358,000 shares of common stock at an exercise price of $3 per share. The loans from shareholders bear interest at 6% per annum and will be repaid within one year. Loans of $124,492 from one shareholder were offset by a corresponding amount receivable from the same shareholder. During the nine-month period ended September 30, 2002, the Company repaid $100,000 to one shareholder.

During September 2002, the Board of Directors realized that the loans from shareholders should bear interest at 6% per annum and not at 8% per annum as originally stated. The Company properly applied the correct interest rate of 6% to the outstanding balance of the loan. For the nine-month period ended September 30, 2002, interest expense totaled $4,588 for these loans.

The amount of equity based interest expense charged to operations on account of shareholders who received warrants in conjunction with the short term debt program has been determined in accordance with SFAS No. 123, utilizing the Black-Scholes Model. For valuing warrants granted the following assumptions were used: no dividend yield; a risk-free interest rate of 3%; expected life of one year; and no expected volatility. The weighted average fair value at date of grant for warrants granted during 2002 was $0.09 per share or approximately $32,200. For the nine-month period ended September 30, 2002, the Company recorded $13,418 of equity based interest expense in connection with warrants issued under the short-term debt program.

During the quarter ended September 2002, shareholders exercised warrants to acquire approximately 234,000 shares of common stock. The exercise price of $700,524 was settled by the Company charging compensation expense. The warrants were issued in May 2002 to the shareholders for their extending the maturity period relative to the loan principal. The amount of compensation charged to operations has been determined based upon the fair value of the common stock as of the date of issuance. Such fair value has been estimated by Management based upon contemporaneous sales of common stock for cash at $3 per share.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 7 - EQUITY TRANSACTIONS
----------------------------

Common stock sold
-----------------

For the nine-month periods ended September 30, 2002 and 2001, the Company sold an aggregate of 70,667 and 345,165 shares of its common stock, receiving proceeds of $212,000 and $1,035,495, respectively.

Treasury stock
--------------

At September 30, 2002 and December 31, 2001, treasury stock consists of 656,749 shares of common stock and 1,084 shares of preferred stock.

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

Dividends on mandatorily redeemable, Series A convertible preferred stock are accrued as equity based interest expense since the Company pays such dividends in common stock. Equity based interest expense totaled $22,500 for each of the nine-month periods ended September 30, 2002 and 2001. Dividends on the other series of preferred stock are not declared until the Company is in a position to pay the dividend in cash or common stock.

Employee compensation
---------------------

For the nine-month period ended September 30, 2002, the Company issued 16,275 shares of common stock and warrants to purchase 53,775 shares of common stock at an exercise price of $3 per share to one of its employees and two of its former employees in accordance with their employment agreements. Stock and warrants issued to employees as compensation totaled $48,825 for the nine-month period ended September 30, 2002.

For the nine-month period ended September 30, 2001, the Company issued 330,394 shares of common stock as compensation for assets and services valued at $991,182. In addition, the Company collected $2,447,545 of subscriptions receivable.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 7 - EQUITY TRANSACTIONS (CONTINUED)
----------------------------------------

Warrants exercised
------------------

During the nine-month period ended September 30, 2001, investors exercised warrants to purchase an additional 592,521 shares of common stock at an exercise price of $3 per share, raising proceeds of $683,507, net of $1,094,057 of subscriptions receivable. In addition during the nine-month period ended September 30, 2001, officers of the Company exercised warrants to purchase 3,712,966 shares of common stock at an exercise price of $0.10 per share. The Company purchased 128,833 shares of treasury stock including 128,033 shares redeemed to pay for the warrants exercised by officers of the Company.

Preferred stock converted
-------------------------

During the nine-month period ended September 30, 2001, shareholders converted 81,286 shares of Series C preferred stock to 81,286 shares of common stock. In connection therewith, the Company received $78,035 in conversion premiums.

Warrants granted
----------------

During the quarter ended September 30, 2002, in return for assistance in obtaining the line of credit and collateralizing the loan with personal assets (Note 8), the Company provided a Director irrevocable warrants to purchase 750,000 shares of common stock at an exercise price of $3 per share.

The amount of equity based interest expense charged to operations on account of the director who received warrants has been determined in accordance with SFAS No. 123, utilizing the Black-Scholes Model. For valuing warrants granted the following assumptions were used: no dividend yield; a risk-free interest rate of 1.84%; expected life of one year; and no expected volatility. The weighted average fair value at date of grant for warrants granted during 2002 was $0.05 per share or $37,500. For the nine-month period ended September 30, 2002, the Company recorded $20,833 of equity based interest expense in connection with warrants granted.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 8 - LINES OF CREDIT
------------------------

During August 2002, the Company obtained a new $2,000,000 line of credit agreement with a bank. The line of credit is available through July 30, 2003. Amounts drawn on this line of credit bear interest at the prime rate plus 1% but not to be less than 6% per annum at any time. The effective rate as of September 30, 2002 was 6%. The Company shall reduce the outstanding principal balance of the line of credit to zero and maintain that balance for 30 consecutive days at least once a year. The obligation is collateralized by the following: all general intangibles including licenses, patents and trademarks, personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. At September 30, 2002, $1,799,201 was drawn against this line of credit.

During the quarter ended September 30, 2002, the Company used the proceeds from the new line of credit to pay off the $1,250,000 line of credit agreement with another bank. Effective July 1, 2002, amounts drawn on the line of credit bear interest at the New York (Wall Street Journal) prime rate plus 3%. The obligation was collateralized by personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. At September 30, 2002, the borrowings on this line of credit were paid in full.

In addition, the Company obtained a new $500,000 line of credit agreement with a bank through January 1, 2003. Amounts drawn on this line of credit bear interest at the New York (Wall Street Journal) prime rate plus 3%. The effective rate as of September 30, 2002 was 7.75% (prime plus 3%). The obligation is collateralized by a personal guarantee and a $500,000 certificate of deposit of one of the Company's directors. At September 30, 2002, $500,000 was drawn against this line of credit.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

Settlement adjustment
---------------------

During the nine month period ended September 30, 2002, the Company was notified that other defendants in a litigation matter that was settled in 1998, had satisfied $85,598 of a note payable obligation, which the Company had originally recorded. As a result, the Company recognized income from elimination of its obligation.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

Litigation
----------

In April 2001, Vertex Capital Corp. "Vertex" filed a complaint against the Company seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. The Company filed an answer, as well as counterclaims and the plaintiff has filed cross claims. Discovery has been completed. Both parties filed Motions for Summary Judgment in this matter. In response thereto, the court granted the Company Motion, in part and denied Vertex's Motion. It dismissed all but one claim filed against us. The court has set a settlement conference in this matter for November 2002, but no trial date has yet been set. It is the Company's position that the plaintiff's remaining claim is without merit and is being vigorously defended.

NOTE 10 - RELATED PARTY LOAN RECEIVABLE
---------------------------------------

The Company had made advances to the Chief Executive Officer. As of September 30, 2002 and December 31, 2001, the balance of the loan receivable, which includes advances and interest totaled $344,497 and $207,229, respectively. Such advances accrue interest at the rate of 8% per annum, are unsecured and repayable on demand. At September 30, 2002 and December 31, 2001, accrued interest on these advances totaled $29,490 and $12,141 respectively. These advances are shown as non-current, since it is not anticipated that they will be repaid during the next year.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

Shareholder loans
-----------------

Subsequent to September 30, 2002, the Board of Directors approved a short-term loan and convertible debt program. In conjunction therewith, the Company borrowed $350,000 on a short-term basis and granted irrevocable warrants to purchase common stock at an exercise price of $3 per share. The granting of warrants to purchase 116,667 shares of common stock was based on the total proceeds received from the shareholders. One warrant granted for every $3 loaned to the Company. The loans from shareholders bear interest at 15% per annum.

Warrants granted
----------------

Subsequent to September 30, 2002, the Board of Directors approved the issuance of irrevocable warrants to a Director to purchase 750,000 shares of common stock. The warrants are exercisable at $3 per share through December 31, 2002. The warrants were granted in connection with the Director's assistance in the Company obtaining the financing arrangements described in Note 8. During the fourth quarter, the Company revised the terms of the grant and issued 750,000 shares of the Company's common stock as compensation for the aforementioned services. The Company will record stock-based compensation for this transaction in the next quarter.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-FORMATION, INC.
                                        (Registrant)

                                        Dated: November 14, 2002


                                        By:s/ Richard Stelnick
                                           -------------------------------------
                                           Richard Stelnick, Chief Executive
                                           Officer


                                 CERTIFICATIONS


We, Richard Stelnick and Robert Miragliotta, certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of V-Formation, Inc. (the "Registrant" or the "Company");

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

     5. We have disclosed, based on my/our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my/our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                s/ Richard Stelnick
                                     -------------------------------------------
                                     Richard Stelnick, Chief Executive Officer


Dated: November 14, 2002                s/ Robert Miragliotta
                                     -------------------------------------------
                                     Robert Miragliotta, Chief Financial Officer