Form 10QSB/A
period 2002-09-30
V FORMATION INC/NJ/
filed 2002-11-22
CIK 1083277

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

Overview

     V-Formation, Inc. ("we", "us", "our" or the "Company") is a multi-faceted, innovative, sports technologies company that has made significant advances in the development and marketing of the first major evolution in inline skates. Our objective is to become the premier sports and related technologies firm in the sports product and entertainment industry. We manufacture and sell patented V-configuration roller skates, as well as "cutting edge" extreme sports apparel under the Nexed brand name, to sporting goods retailers located throughout the United States and Canada. Also, in September 2002, we formally launched and introduced NEXED Paintball. With industry revenues in excess of $250 million per year, consistent annual growth and existing cross marketing opportunities, it was a logical expansion for us. According to the SGMA "2001 Superstudy," the sport of Paintball was ranked the third most popular extreme sport, having surpassed snowboarding participation. Paintball participation is projected to continue to grow and expand worldwide.

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

Results of Operations

     Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Our sales revenues decreased to $1,043,977 for the nine-month period ended September 30, 2002, from $1,394,072 for the similar period in 2001, a decrease of $350,095 (25.1%). The decrease in revenues was mainly attributable to a decrease in sales of hockey pants, skates and bags totaling $770,669 in 2002, compared to $1,288,078 in 2001, a decrease of $517,409 (40.2%). We believe the decrease is due to the general downturn in the economy. The decrease in sales was partially offset by the sales of hockey jerseys which totaled $131,934 in 2002 compared to $43,919 for the period ended September 30, 2001, an increase of $88,015. The decrease in sales was further offset by the sales of gloves and protective girdles, which totaled $119,975 during the nine months ended
September 30, 2002, but were either not sold during the similar period in the prior year or, in the case of gloves, were sold for one month for a total of $17,659, an increase of $102,316.

     In the nine months ended September 30, 2002, costs of sales also decreased to $791,853 compared to $1,105,202 for the similar period in 2001, a decrease of $313,349, (28.4%). This was due primarily to the decrease in revenues described in the preceding paragraph. Gross margins were lower in 2001 because of inventory liquidated at lower prices in conjunction with our factory closing during the first quarter of 2001.

         During the nine months ended September 30, 2002, we received our first payments of licensing and royalties of $50,000. This revenue was realized as a result of the settlement of litigation against several manufacturers that had infringed on our patents. We anticipate a substantial future revenue stream from these infringement settlements along with the remaining infringement litigation which is discussed in "Part II, Item 1, Legal Proceedings," below herein.

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

     Also, during the nine-month period ended September 30, 2001, we incurred a one-time charge of $184,441 arising from the closing of our warehouse facility in Paterson, New Jersey. Our warehouse operations are now handled by a fulfillment center located in Aurora, Colorado. As a result of this change, profit margins increased due to lower costs of sales by reducing employee-related costs, shipping costs and general factory overhead.

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

     Stock based compensation decreased from $1,008,680 for the nine months ended September 30, 2001, to $749,349 for the same period in 2002. During 2001, we issued common stock as compensation to consultants under an agreement, which has since been terminated. During 2002, stock based compensation was issued only to three employees totaling $48,825. Additionally, $700,524 of stock-based compensation was issued to three shareholders who extended loans to us.

     Other income and expense, which principally consists of interest expense, increased from $12,706 in the nine months ended September 30, 2001, to $45,514 for the nine months ended September 30, 2002, an increase of $32,808. This increase was due to higher debt balances on which interest was calculated.

     During the nine month period ended September 30, 2002, we were notified that other defendants in a litigation matter that was settled in 1998 had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of this obligation.

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

     Net cash used in operating activities during the nine-month period ended September 30, 2002, was $1,204,472 versus $4,309,391 for the same period in 2001. In part, this improvement was due to a decrease in the net loss for the current year period, which was significantly lower than the prior year. In addition, accounts receivable decreased by $262,687 to $210,714 from $473,401 at December 31, 2001, which our management attributes to the fact that seasonal sales at the end of December would normally create a higher receivable balance at that time. Accounts payable and accrued expenses also increased by $381,820 from December 31, 2001. Lastly, through diligent inventory management, our inventory on hand at September 30, 2002, decreased by $439,665 from the December 31, 2001 balance.

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

     Net cash provided by financing activities totaled $1,872,807 for the nine-month period ended September 30, 2002. This was mainly attributable to a $1,699,201 increase in the balance of our line of credit along with proceeds received from the sale of our common stock totaling $212,000 and proceeds from shareholder loans of $133,508 offset by cash used for principal payments under loan agreements of $171,902.

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

     In addition, we have an outstanding note payable which had a principal balance of $105,000 at September 30, 2002. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001, and is related to a settlement agreement to resolve a legal dispute which arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in our Series B Preferred Stock. The unpaid balance of the note is payable in full in the event of a sale or merger of our company, or in the event we receive net funding of $1.5 million or more from an equity offering.

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

     Therefore, our success will, in part, be dependent upon our ability to raise additional capital to continue as a going concern. Unless we begin to generate profits from our operations in the near future, of which there can be no assurance, the failure to infuse additional capital into our Company may force management to curtail certain expenditures and product introductions, which may affect our ability to fully implement our business plan. These issues raise substantial doubt about our ability to continue as a going concern.

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

     With industry revenues in excess of $250 million per year, consistent annual growth and existing cross marketing opportunities, it was a logical expansion for us. According to the SGMA "2001 Superstudy," the sport of Paintball was ranked the third most popular extreme sport, having surpassed snowboarding participation. Paintball participation is projected to continue to grow and expand worldwide.

     Based upon the above discussions, we believe the acceptance of our new paintball product line together with the expected growth of our existing business lines will enhance our growth. If these factors occur, and if economic conditions in the United States continue to improve, we expect to reach profitability in 2004. However, there can be no assurances that our forecasts will be accurate. Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine months ended September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this amended quarterly report on Form 10- QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM SPA, Fila Holding SPA. and Fila USA, Inc., for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. On June 5, 2002, we entered into a settlement with these defendants in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. These royalty payments are scheduled to commence in January 2003, for skates made or sold during the second calendar quarter of 2002. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

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

     In April 2001, Vertex Capital Corp. ("Vertex") filed a complaint against us in US Federal Court for the Southern District of New York, seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. We have filed our answer, as well as counterclaims and cross claims have been filed by the plaintiff. Discovery has been completed. Both parties filed Motions for Summary Judgment in this matter. In response thereto, the court granted our Motion, in part and denied Vertex's Motion. It dismissed all but one claim filed against us. The court has set a settlement conference in this matter for November 2002, but no trial date has yet been set. It is our position that the plaintiff's remaining claim is without merit and is being vigorously defended.

     In October 2001, we filed a multi-million dollar action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), in the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts, which resulted in our incurring six figure losses. USCO has asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession, which has a cost basis of approximately $80,000. USCO subsequently liquidated the inventory pursuant to their possessory lien. At trial, we intend to assert various claims alleging wrongful conduct by the defendant in the foreclosure of its possessory lien. Discovery has commenced but a trial date has not yet been scheduled as of the date of this Report.

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

     On May 6, 2002, our Board of Directors approved a short-term debt program. In conjunction therewith, we borrowed $358,000 of short-term loans from shareholders and a director, and granted 358,000 irrevocable warrants to purchase shares of our common stock each warrant exercisable to purchase one share of our common stock at an exercise price of $3 per share, including 144,000 warrants to one of our principal shareholders, who is also a director. In July 2002, the applicable note related to this loan became due. At that time, the holders of the note did consent to an extension of the note until an undeterminable time, which we estimate to be approximately one year. In consideration for this extension, we agreed to waive the exercise price for 233,508 of these warrants, resulting in the four holders receiving an aggregate of 233,508 shares of our common stock. As a result of this waiver, we incurred a charge of $700,524 on our income statement for the nine month period ended September 30, 2002. See "Part I, Item 1, Financial Statements" herein. The loans from shareholders, which have an outstanding balance of $133,508, bear interest at 6% per annum. Loans of $124,492 from one shareholder were offset by a corresponding amount receivable from the same shareholder.

     In  the  aforesaid   transactions,   we  relied  upon  the  exemption  from
registration afforded by Section 4(2) under the Securities Act of 1933, as amended, to issue the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.2 Certification of Financial Statements in accordance with Sarbanes -Oxley Act of 2002

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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                           2002            2001
                                                       ------------    ------------
Sales                                                  $  1,043,977    $  1,394,072

Cost of goods sold                                          791,853       1,105,202
                                                       ------------    ------------

Gross profit                                                252,124         288,870

Income from licensing and royalties                          50,000              --
                                                       ------------    ------------
                                                            302,124         288,870
                                                       ------------    ------------
Operating expenses:
      Selling and promotional                               641,446       1,163,748
      General and administrative                          1,633,158       1,851,666
      Loss on factory closing and disposal of assets          4,500         184,441
      Research and development                              278,401         303,999
      Depreciation and amortization                         116,310         105,036
      Equity-based compensation                             749,349       1,008,680
      Reorganization expense                                     --         150,000
                                                       ------------    ------------
                  Total operating expense                 3,423,164       4,767,570
                                                       ------------    ------------

Loss from operations                                     (3,121,040)     (4,478,700)
                                                       ------------    ------------
Other income (expense):
      Interest income                                        25,666              --
      Interest expense                                      (71,180)        (12,706)
      Equity-based interest expense                         (56,751)        (15,000)
      Settlement adjustment                                  85,598              --
                                                       ------------    ------------
                  Total other income (expense)              (16,667)        (27,706)
                                                       ------------    ------------

Loss from continuing operations                          (3,137,707)     (4,506,406)

Discontinued operations                                          --        (208,764)
                                                       ------------    ------------

      Net Loss                                           (3,137,707)     (4,715,170)

Preferred stock dividends                                   154,584         154,584
                                                       ------------    ------------
Net loss applicable to common shareholders             $ (3,292,291)   $ (4,869,754)
                                                       ============    ============
Net loss applicable to common
   shareholders per common share:
      Continuing operations                            $      (0.20)   $      (0.34)
      Discontinued operations                                    --           (0.02)
                                                       ------------    ------------
                                                       $      (0.20)   $      (0.36)
                                                       ============    ============

Weighted average common shares outstanding               16,101,692      13,589,947
                                                       ============    ============


           See notes to unaudited consolidated financial statements.

                                V-FORMATION, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                           2002            2001
                                                       ------------    ------------
Sales                                                  $    210,869    $    421,738

Cost of goods sold                                          201,463         368,950
                                                       ------------    ------------

Gross profit                                                  9,406          52,788
                                                       ------------    ------------
Operating expenses:
      Selling and promotional                               202,877         405,648
      General and administrative                            583,164         672,817
      Loss on factory closing and disposal of assets             --          81,798
      Research and development                              121,074         111,102
      Depreciation and amortization                          41,859          35,012
      Equity-based compensation                             700,524         151,180
                                                       ------------    ------------
                  Total operating expense                 1,649,498       1,457,557
                                                       ------------    ------------

Loss from operations                                     (1,640,092)     (1,404,769)
                                                       ------------    ------------
Other income (expense):
      Interest income                                         7,847              --
      Interest expense                                      (34,156)         (4,198)
      Equity-based interest expense                         (20,918)         (7,500)
                                                       ------------    ------------
                  Total other income (expense)              (47,227)        (11,698)
                                                       ------------    ------------
Loss from continuing operations                          (1,687,319)     (1,416,467)

Discontinued operations                                          --            (209)
                                                       ------------    ------------

      Net Loss                                           (1,687,319)     (1,416,676)

Preferred stock dividends                                    51,528          51,528
                                                       ------------    ------------
Net loss applicable to common shareholders             $ (1,738,847)   $ (1,468,204)
                                                       ============    ============
Net loss applicable to common
   shareholders per common share:
      Continuing operations                            $      (0.11)   $      (0.09)
      Discontinued operations                                    --              --
                                                       ------------    ------------
                                                       $      (0.11)   $      (0.09)
                                                       ============    ============

Weighted average common shares outstanding               16,209,899      15,556,265
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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 3 -GOING CONCERN (CONTINUED)
---------------------------------

The Company's success will, in part, be dependent upon its ability to raise additional capital to continue as a going concern. The Company is in discussions with investment bankers and others to provide or assist in providing this financing. Currently, however, the Company does not have any written commitments for such financing, and no assurance can be given that the Company will obtain any additional financing. Unless the Company begins to generate profits from operations in the near future, of which there can be no assurance, the failure to infuse additional capital into the Company may force management to curtail marketing expenditures and product introductions, which may affect the Company's ability to fully implement its business plan. These issues raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic per share amounts are computed by dividing the net loss applicable to common stock shareholders by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Diluted loss per share amounts are the same as the basic amounts since the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible preferred stock would reduce the loss per share. Such stock options, warrants and conversions could potentially dilute earnings per share in the future. Potential common shares totaling 6,058,853 and 4,991,914, which consist of outstanding warrants and convertible preferred shares are considered to be antidilutive at 2002 and 2001, respectively.

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

During the quarter ended September 30, 2002, shareholders exercised warrants to acquire approximately 234,000 shares of common stock. The warrants were originally exercisable at $3 per share. During the quarter ended September 30, 2002, the Company revised the terms to require no consideration upon exercise. Accordingly, the Company recognized $700,524 of compensation expense. The warrants were issued in May 2002 to the shareholders for their extending the maturity period relative to the loan principal. The amount of compensation charged to operations has been determined based upon the fair value of the common stock as of the date of issuance. Such fair value has been estimated by Management based upon contemporaneous sales of common stock for cash at $3 per share.

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

Stock based compensation
------------------------

For the nine-month period ended September 30, 2002, the Company issued an aggregate of 16,275 shares of common stock and warrants to purchase 53,775 shares of common stock at an exercise price of $3 per share to one of its employees and two of its former employees in accordance with their employment agreements. Stock and warrants issued to employees as compensation totaled $48,825 for the nine-month period ended September 30, 2002.

For the nine-month period ended September 30, 2001, the Company issued 330,394 shares of common stock as payment for services valued at $991,182. In addition, the Company collected $2,447,545 of subscriptions receivable.

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

                                V-FORMATION, INC.
                                AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               September 30, 2002


NOTE 12 -NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

On April 1, 2002, we adopted FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill.

Under the new rules, goodwill is no longer amortized, but is subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001, that did not meet the new criteria for separate recognition of intangible assets were subsumed in goodwill upon adoption.

We adopted FAS 144 "accounting for the Impairment of Disposal of Long-Lived Assets", on April 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of FAS 144 are to develop on accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 did not have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (or FASB) issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rater than at the date of a commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 is not expected to have a significant impact on our financial position and results of operations.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       V-FORMATION, INC.
                                       (Registrant)

                                       Dated: November 22   , 2002
                                                      -----


                                       By:  s/Richard Stelnick
                                          --------------------------------------
                                          Richard Stelnick, Chief Executive
                                          Officer


                                 CERTIFICATIONS


We, Richard Stelnick and Robert Miragliotta, certify that:

     1. We have reviewed this amended quarterly report on Form 10-QSB of V-Formation, Inc. (the "Registrant" or the "Company");

     2. Based on our knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this amended quarterly report (the "Evaluation Date"); and

          c. presented in this amended quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

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

     6. We have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my/our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November  22   , 2002         s/Richard Stelnick
                -----                -------------------------------------------
                                     Richard Stelnick, Chief Executive Officer


Dated: November  22  , 2002          s/Robert Miragliotta
                -----                -------------------------------------------
                                     Robert Miragliotta, Chief Financial Officer