Form 10KSB
period 2002-12-31
V FORMATION INC/NJ/
filed 2003-04-24
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              -----------------------------------------------------

                                   FORM 10-KSB

              -----------------------------------------------------

(Mark One)
[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

[ ]    Transitional Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2002

                           Commission File No. 0-25725

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

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                 ---

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $1,314,915.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 14, 2003: $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2003 there were 18,562,910 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                This Form 10-KSB consists of Seventy Four Pages.
               Pages Exhibit Index is Located at Page Seventy One.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                V-FORMATION, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.   Description of Business..............................................4
Item 2.   Description of Property.............................................12
Item 3.   Legal Proceedings...................................................13
Item 4.   Submission of Matters to a Vote of Security Holders.................16

PART II
Item 5.   Market for the Registrant's Common Equity
             and Related Stockholder Matters..................................16
Item 6.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................18
Item 7    Financial Statements................................................24
Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure.53

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act................53
Item 10.  Executive Compensation..............................................55
Item 11.  Security Ownership of Certain Beneficial Owners and Management......62
Item 12.  Certain Relationships and Related Transactions......................64

PART IV
Item 13.  Exhibits and Reports of Form 8-K....................................65
Item 14.  Controls and Procedures.............................................66

SIGNATURES....................................................................67

CERTIFICATIONS................................................................68

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

     During 2002, we experienced a decrease in revenues of approximately $617,000, which we attribute to negative economic conditions. See "Part II, Item 6, Management's Discussion of Financial Condition" below for a detailed description of our results of operations. During the fourth quarter of 2002, we introduced new products relating to the increased popularity of paintball, including paintball bags, backpacks, jerseys, pants and gloves. We only generated approximately $30,000 in revenues for these products during 2002, but intend to focus upon the sales and marketing of these new paintball products, along with our established roller hockey line of products in 2003. We believe that, with suitable capital funding, we will be strategically positioned to (i) capture a significant market share in both of these product lines, and (ii) fuel growth and profitability. There are no agreements with any third party to provide us any additional funding, either debt or equity, as of the date of this Report and there can be no assurances that we will obtain any of the necessary funding in the future. Failure to obtain additional funding will have a negative impact on our ability to implement our business plan described herein.

     We have established a broad foundation and have assembled a stable of intellectual properties represented in the form of patent ownership 20 patents (13 owned, 6 exclusively licensed, 1 non- exclusively licensed) and 8 trademarks. See "Patents/Trademarks" below. We intend to use our intellectual properties as the catalyst for future growth by issuing licenses to other sporting goods manufacturers in exchange for royalty payments or other consideration to generate increased revenues. This aspect of our business will, in part, be contingent upon the favorable settlement or entry of favorable judgment in our current litigation involving various patent infringement claims which we have commenced. See "Part I, Item 3, Legal Proceedings" below. Our entire sports related product line is differentiated by quality and incorporates several, unique, hi-tech patented and patent pending technologies in the design and manufacture of each. Importantly, all of our key technologies are proprietary in nature, licensable, and transferable.

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

     V-Form Corporate - As the title implies, V-Form Corporate operates as the governing corporate concern which is responsible for administering the day-to-day operations of our entire Company and for supervising the progress of each business unit. Specifically, this division manages and supervises all corporate related matters such as capital finance, policy and procedures, investment banking, professional relationships, risk management and sales support. V-Form Corporate is also responsible for having successfully introduced our first proprietary product - the "V-Form Skate." Introduced in 1997, the "V-Form Skate" has become our cornerstone product and marketing flagship. We believe that the market introduction of the "V-Form Skate" represented the first major technological product innovation pursuant to Rollerblade's(R) original product introduction which occurred during the early part of the 1980's. We possess our own U.S. Patent (No. 6,003,882) for a skate having wheels which are "angularly mounted," and we also hold two (2) non-exclusive licenses for U.S. Patent No. 5,303,940. The two independent patents encompass what has become known throughout the inline skate industry as the V-Form "Angulated Wheel Technology" (a/k/a "AWT").

     In contrast to the traditional inline skate, the V-Form Skate incorporates a proprietary, patented angular wheel technology which displaces the wheels at alternating 16 degree angles and closely emulates the performance characteristics of an ice skate providing the user with a "Virtual- Ice"(TM) skating experience. The unique wheel design provides users with greater stability, maneuverability and the ability to make "hockey" stops upon command. Our skate technology incorporates several patented features that we believe represents the first significant advancements in inline skate performance including greater speed, improved braking characteristics, a tighter turning radius (40% to 50% tighter than conventional skates, closely emulating the performance of ice skates), a custom-engineered boot designed to create greater comfort and responsiveness and quick release wheels that can be changed in less than 1 minute in contrast to the cumbersome wheel assembly of conventional inline skates that on average require 15 to 20 minutes per change. Excessive time required for wheel change and rotation is frequently cited as a major drawback to conventional inline skates, which often results in skaters using worn or damaged wheels. Wheels mounted in a "V" configuration offer two centers for a skater's body weight, resulting in less fatigue to the foot and ankle, and more stability with less "wash-out" in turns.

     As our skates gained market acceptance, we continued to improve the V-Form design and expand the product line. Research and development expense totaled $418,363 and $389,384 for the years ended December 31, 2002 and 2001, respectively. We introduced two new models in 1998, 1999 and 2000. In January 2001, the entire V-Form product line was re-branded under Nexed (see below)

     Nexed - (Pronounced "Next") On October 1, 1999, we acquired Nexed brand of hockey equipment and apparel from Nexed Hockey, Inc., a Chandler, Arizona based corporation. The Nexed product line included athletic apparel, footwear and accessories. The Nexed product line has been well received in the marketplace. In January 2001, we unveiled a new and expanded product line including the 2 degree and 8 degree skate design. The 2 degree and 8 degree skates incorporate the maneuverability and handling of the original 16 degree V-Form skate. However, they encompass the speed and appearance of a more traditional inline skating frame. Management believes that the new 2 degree and 8 degree models will have a broad consumer appeal, attracting recreational skate enthusiasts as well. Surfside Hockey News presented Nexed with the "Best New Apparel All-Star Product Award" at the industry-wide "Let's Play Hockey" Tradeshow in 2000. Subject to the receipt of additional funding, we intend to continue our brand identity market penetration effort by expanding distribution and augmenting the product line to include protective gear.

     During the last quarter of 2002, we introduced our new line of paintball products which include jerseys, pants, gloves, backpacks and duffel bags. We believe that paintball sales will represent approximately 50% of our total sales in 2003. The National Sporting Goods Association's report on sports participation in 2002 indicated that the growth of paintball from 2001 to 2002 increased 24.4%. It was the largest increase of the forty three major sports listed in the report.

     When compared to the more traditional sports cited in the report (baseball, basketball, football etc.), the sport of paintball is relatively new. At this time, there is no single company considered to be the industry leader within the sport. There appears to be a multitude of small to medium-sized companies vying for position. We believe that with our existing Nexed brand apparel line, we can crossover into the sport of paintball and become known for the same high quality of goods we now produce for the game of roller hockey.

     Also during 2002, we abandoned our efforts relating to a special branded goods line under our Nexed business unit. Entitled "For As Long As It Takes" which was dedicated to show our support for the victims of the September 11th tragedy, we intended to donate our profits to various charities including The American Red Cross National Disaster Fund and The Twin Towers Fund, among others. We only generated nominal revenues from this venture. Because of changes to our marketing efforts described below under "Sales Activities," we also terminated hosting roller hockey tournaments throughout the New York metropolitan region in 2002.

     Roll Ice - On July 15, 1999, we entered into an exclusive licensing agreement with Roll-Ice International L.L.C., a Michigan based corporation, which enables us to manufacture, use and sell four patents which represent new skate designs. The Roll-Ice intellectual properties allow ice and roller hockey players greater creativity, increased maneuverability, and better torsional rigidity. In June 1999, we acquired the exclusive license rights relative to U.S. Patents Numbers 5,847,927, 5,839,734, 5,662,338 and 5,810,368. See
"Patents/Trademarks" below. The Roll Ice technology is a major product innovation which allows the user to customize athletic footwear for multiple activities and a variety of purposes. For example, the Roll Ice technology enables a skater to quickly and effortlessly convert an ice skate into either a roller skate or hiking boot. The key to the Roll Ice technology is our patented "Peripheral Edge," which creates a cavity in the sole of the athletic footwear. The user may mount interchangeable sole components into the cavity for a variety of uses. Management believes that the Roll Ice convertibility feature has broad applications throughout the athletic footwear market. By acquiring the exclusive license rights, we believe that we captured a significant competitive advantage and believe that tremendous potential exists for this new technology within the $12.5 billion athletic footwear market. Management also believes that the multi-purpose Roll Ice design will be particularly attractive to parents with children who participate in sports.

     We hold the exclusive rights to sublicense the Roll Ice technology and consider the overall licensing agreement a major development in fostering our growth as a recognized leader in the sports technology sector. To this end, we are actively seeking potential sublicensees. While there are no firm commitments, we believe that we will be able to secure a sublicense at some future time. We also intend to develop ancillary applications for the Roll Ice technology including inline skating plus one or more of the following sports activities: golf, soccer, football, track and field, and hiking, or two or more of the foregoing applications with or without inline roller skating.

     Royalty expense incurred relevant to Roll Ice was $60,000 for both of the years ended December 31, 2002 and 2001. This expense is expected to remain constant in 2003 and beyond.

     Street Smart - This division is responsible for new product development, emerging technologies and strategic business opportunities. The division was specifically created to review and evaluate any and all new products that are brought to us externally or created internally by our research and development. In addition, we direct all inventor submissions, emerging technologies, strategic business opportunities and joint ventures to the Street Smart division which initiates the initial due diligence review. This division is charged with the responsibility to ensure that the proposed venture and/or opportunity holds merit, has a bonafide market application and is adequately protected.

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

     Royalty expense incurred under this agreement was $38,936 and $19,572 for the years ended December 31, 2000 and 2001, respectively.

     We review and evaluate strategic alliances and joint venture opportunities on a continuing basis and seek opportunities that allow us to expand the scope of our operations, increase sales revenue, increase marketing capabilities and share capital expenditures. We are currently evaluating several opportunities, which, if successful, could increase the distribution of several of our products and increase our overall business platform. However, there can be no assurances that suitable opportunities in this regard will be identified or, if so identified, that an agreement will be reached which affords us such opportunities.

Sales and Marketing Activities

     In 2002, our sales strategy combined two traditional sales methods which are considered standard within the sporting goods industry. We divided our sales efforts into two distinct categories: (i) in-house sales, and (ii) traditional manufacturers rep/independent sales agents. After consideration of these methods, we have elected to revise our sales and marketing activities.

     During 2002, we sold to over 350 retailers, many of whom have multiple locations. Our largest customer, Sports Giant, LLC. of California, ("Sports Giant"), through its subsidiary, Hockey Giant, accounted for approximately 14.4% of our total revenues during 2002. The most significant change to our sales and marketing efforts in 2003 is that we will sell our roller hockey products to only Sports Giant. During the first quarter of 2003, we entered into an agreement establishing a business relationship with Sports Giant. Under the terms of the agreement, Sports Giant has become our distributor of our Nexed brand name roller hockey product line. In addition, we will provide Sports Giant with private label brand name products for various Sports Giant clients on a non- exclusive basis.

     We believe that this arrangement creates a scenario wherein we and Sports Giant continue the highly regarded Nexed brand name in the roller hockey product marketplace, since Sports Giant currently captures approximately 30% of total hockey industry sales. This is in addition to creating excellent private labeling opportunities. We believe that our relationship with Sports Giant is excellent. Management believes that the loss of this business would negatively impact our overall future revenues.

     Relevant to our Paintball activities, we still intend to utilize independent/outside sales representatives who are compensated with a commission equal to 7% of net sales, which constitute invoice costs, after we have collected on the relevant invoice. During 2002, we utilized these sales representatives for our Nexed product line, but as described above, these sales representatives are no longer utilized in this regard. We generally invoice customers on the date the products are shipped, with payment in full due 30 days from the invoice date. Our customers, which are comprised of retailers and distributors, are generally responsible for all shipping costs and duties, whereas we ship orders under the terms "FOB-WHSE." At the request of a customer, we will make arrangements for delivery and insurance on behalf of the retailer. Ground transportation is primarily utilized for shipments within North America, whereas we utilize a combination of air and ocean for international shipments.

     Internationally, during 2002, 12 foreign distributors offered our products for sale in 9 countries, including Australia, The Netherlands, Canada, Denmark, South Korea, Italy, Iceland and the People's Republic of China (Hong Kong). During 2002, approximately $57,000 (4.3%) of our revenues were generated from international sales, as compared to approximately $29,000 (1.5%) during 2001. Our management continues to believe that a tremendous growth opportunity exists for our products internationally A recent report issued in February 2003 on US sporting goods exports by the Sports Goods Manufacturing Association ("SGMA") advised that, while overall sporting goods exports decreased by 7.1% from 2001 through 2002, the rollerskate category increased by .4% during the same period. We have been interviewing potential distributors and believe that adding additional distributors will allow us to augment our international retailing base and marketing efforts accordingly.

     We believe that we have effectively created consumer awareness for our Company and our branded products. With a limited budget, we focus on developing strategic alliances with key consumer groups and sporting goods specific retailing trade organizations, including the National Sporting Goods Association and the National Sporting Goods Manufacturing Association, among others.

     In addition, we had served as a host and have sponsored numerous tournaments and events throughout the US and Canada, outfitting each with product and paying certain tournament entry fees. During 2001, we sponsored over 250 separate events. We have greatly reduced these sponsorships to devote our limited resources to other areas.

Recent Issuances of Securities

     During the fourth quarter of 2002, we issued an aggregate of 2,173,627 shares of our Common Stock, as follows:

     - We issued an aggregate of 1,612,277 shares of our Common Stock upon either exercise of Common Stock Purchase Warrants, or shares issued in consideration for issuing loans to us, posting collateral and/or personal guarantees for existing loans to us, or agreements to extend existing loans to
         us. These shares were issued to an aggregate of 9 persons, all of whom are existing shareholders of our Company;

     - We issued an aggregate of 557,050 shares of our Common Stock in favor of 6 persons in consideration for services provided to us. All but one of these persons were already shareholders;

     - We issued 4,300 shares of our Common Stock to one shareholder applicable to the exercise of outstanding Common Stock Purchase Warrants previously issued.

     We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1933, as amended, to issue these shares.

Industry Overview

     Published statistics by industry associations such as the SGMA (Sporting Goods Manufacturing Association) and NSGA (National Sporting Goods Association) report an average growth of 6.1% for all sporting goods sales between 1997-2001. The industry is dominated by the following leading equipment manufacturers: (1) Nike, (2) Adidas-Salomon, (3) Reebok, (4) Spalding and (5) K2/Rawlings.

     The most recent statistics available as published by the National Sporting Goods Association ("NSGA"), state that approximately 18.8 million people participated in inline skating in 2002. The overall sporting goods market is dominated by a host of suppliers, as previously listed above.

Competition

     INLINE SKATE COMPETITION - According to publicized studies conducted by the NSGA and Sports Business Research Network (March 2001), the market-share leaders, that is those with over a 5% market share in the inline market, were comprised of Rollerblade - estimated 30.8% (Rollerblade at 24%, Rollerblade/Bladerunner at 6.8%), K2 Corporation - estimated 11.7% and Nike Bauer - estimated 5.6%. As of the date of this Report,, we command a very small percentage of the market share but, while no assurances can be provided, we believe that we can capture additional market share over the next fiscal year. In addition, subject to a successful resolution or settlement of outstanding patent infringement litigation, we believe that we can effectively capture additional market share in the recreational markets through the licensing of the six V-Form inline skate patents. See "Part I, Item 3, Legal Proceedings."

     The inline skating industry is segmented into three distinct markets: aggressive, roller hockey, and recreational/fitness. While no assurances can be provided, we believe that our V-Form skate appeals to consumers in all three market segments. We believe that we can capture a portion of the traditional quad (2 x 2) roller skate market representing approximately 7.2 million users whom are characterized by the safety/stability preferences of the traditional quad skate over that of the inline skate. We believe that our V-technology, which permits virtual ice hockey stops and enhanced control, will attract such consumers. While we have initially emphasized the roller hockey market, our V-Form skate has also generated interest in the recreational skate market which we intend to pursue.

     PAINTBALL COMPETITION - As of the date of this Report, there is no single company of which we are aware which is considered to be the industry leader within the sport. There appears to be a multitude of small to medium-sized companies vying for position.

Employees

     As of the date of this Report, we have 11 full time employees assigned as follows: 5 management/administrative, 4 sales and clerical and 2 R&D/Sourcing. We utilize independent sales representatives for our Paintball activities relating to our sales activity and outsource manufacturing, order fulfillment and distribution. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remains satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months.

Trademarks/Patents

     We hold a variety of intellectual properties, including 20 patents (13 owned, 6 exclusively licensed and 1 non-exclusive license) and 8 trademarks. A complete listing and detailed description of each in relation to the individual business unit is as follows:

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

     As protection for the Roll-Ice product line, in July 1999, we entered into an agreement with Roll-Ice International LLC whereby we obtained an exclusive license to exploit U.S. Patent Numbers 5,662,338, 5,818,368, 5,839,734, and 5,847,927, entitled "The Peripheral Edge Technology." Such licenses provide us with the exclusive right to manufacture, distribute and sublicense any product utilizing such technology within the United States. These patents expire beginning in 2018. In addition, in May 2000 and April 2001, our patents 6,065,758 and 6,217,035 were included as patent improvements to the original 4 patents referenced hereinabove.

     In December 2000, we obtained the exclusive ownership and assignment for U.S. Patent Numbers 5,803,466, 5,873,584, 5,915,703, 6,045,143, 6,082,746 and
6,135,463, entitled "The V- Form Inline Skate Patents." The acquisition provides us with the exclusive right to manufacture, distribute and sublicense any product which utilizes the technologies, as defined, within the United States. These patents expire beginning in 2018.

     In June 2002, we were issued and assigned patents 6398230 and 6398231 entitled "Roller Skate with Angled Wheels" which added additional protection for our angled wheel technology. These patents expire in 2020.

     In December 2002, we entered into an agreement with K2 Corporation in which we were assigned the entire rights, title and interest in U.S Patent Numbers D354359, D354105, 5549310 and 5452907, entitled "The Meibock Patents" which relate to an improved in-line roller skate frame assembly. These patents expire beginning November 2005 through May 2008. We have commenced litigation to enforce these patent rights. In addition, we have also filed a claim against K2 Corporation relating to these patent assignments. See "Part I, Item 3, Legal Proceedings."

     We hold a variety of the registered U.S. trademarks: "V-Formation," "Street Smart," "Tomorrow's Technologies Today," "Virtual Ice," "Nexed" and "For As Long As It Takes," which are used in connection with our manufacturing and marketing efforts.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. In November 2001, we moved our principal place of business to 99 Wood Ave. South, Suite 805, Iselin, NJ 08830. This location consists of 3,756 square feet of executive office space. We incur a base monthly rent of $9,390 pursuant to a written lease which expires on December 31, 2010. We believe that this space is adequately sufficient to meet our future growth demands. Furthermore, we believe that there exists sufficient available office space and that we could effectively lease additional space within the immediate area, if so required. Our prior location was located at 170 Beaver Brook Road, Lincoln Park, New Jersey 07025. This location consisted of 8,500 square feet of executive office space and we incurred a base monthly rent of $7,300 pursuant to a written lease which expired on October 31, 2001.

     The following schedule summarizes the location and function of each of our other facilities as of the date of this Report:

     Colorado Springs, CO - V-Formation R&D, product sourcing and serves as a field sales office. In addition, this space also serves as an alternative distribution/fulfillment center for customer service. Total space occupies approximately 4,100 square feet, of which 1,100 square feet is dedicated to sourcing and manufacturing, with the remaining 3,000 square feet dedicated to R&D, customer service and specialty order fulfillment. The space is located in a commercially zoned building and bears a lease expense of $3,900 per month. The relevant lease expires in January 2005.

     Torrence, CA - Western Regional Sales Office. Total office space, as dedicated, occupies approximately 1,100 square feet and has a rental expense of $1,056 per month. The relevant lease agreement was executed on November 1, 2002 and terminates October 31, 2005. This space replaced our prior office in Manhattan Beach, CA. We are confident that we could secure additional space in the immediate vicinity, if and when needed.

     During 2002, we also maintained an office in Aurora, Colorado to handle order fulfillment and distribution through Quantum Logistics, a third party logistics provider. We terminated this relationship as a result of our revised marketing strategy.

     Other Property. We have no other properties as of the date of this Report and no agreement to acquire any other properties.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date of this Report, we are party to various judicial and administrative matters, including the following:

     In January 2001, we filed a complaint against Benetton Group, SPA and Roller Blade, Inc. in the United States District Court, Southern District of New York, Docket No. 01 CIV 510, wherein we have alleged willful infringement of certain of our patent rights for Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on our patents. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing our claims. We have filed a timely notice of appeal requesting reversal of the trial court decision and this matter is now before the US Court of Appeals for the 2nd Circuit. While no assurances can be provided, we are optimistic about the likelihood of success on appeal.

     In February 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 7179, against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing our claims. We intend to appeal, but have not yet done so as of the date of this Report, as no final judgment has been entered. While no assurances can be provided, we are optimistic about the likelihood of success on appeal.

     In March 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CIV 2262, against MGM SPA, Fila Holding SPA. and Fila USA, Inc., for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. On June 5, 2002, we entered into a settlement with these defendants in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology. As part of the settlement, the Court ordered the settlement terms confidential.

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in the United States District Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. In September 2002, the Court entered summary judgment in our favor, dismissing all but one of the plaintiff's claims. In January 2003, this matter was settled by our issuing warrants to purchase shares of our common stock.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), which was removed to the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts. USCO asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession. USCO subsequently liquidated the inventory pursuant to their possessory lien. In April 2003, we entered into a confidential settlement agreement, which partially reimbursed USCO for UPS shipping charges.

     In January 2002, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against K2 Corporation, where we alleged willful infringement of patent rights held by us for Toeplate with Dual Flanges for Inline Skate Frames. In August 2002, we entered into a settlement of this matter in which we received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing our patented technology and the assignment of two patents. As part of the settlement, the Court ordered the settlement terms confidential.

     Thereafter, we learned that, immediately prior to entering into the aforesaid settlement agreement, K2 Corporation allegedly signed agreements with both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, which agreements included covenants not to sue for any patent infringement relating to the patents subsequently assigned to us. We maintain that K2 Corporation never advised us of these agreements. Applicable thereto, in March 2003, we commenced an action against K2 Corporation and its General Counsel in the US District Court, District of Colorado, alleging fraudulent concealment, misrepresentation and breach of contract, with damages to be established at trial. We are currently awaiting service of the summons and complaint upon K2 Corporation.

     Relevant thereto, in January 2003 we also commenced patent infringement suits against both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. in separate actions filed in the US District Court, District of Colorado, where we have alleged infringement by the defendants of those patents assigned to us by K2 Corporation. Discovery has not yet commenced in these matters.

     In December 2002, we filed an action in the US District Court, District of New Jersey, against KPMG Corporate Finance LLC., ("KPMG") alleging breach of contract and conflict of interest. We had previously signed a consulting agreement with KPMG for it to provide investment banking services. We have alleged that KPMG failed to disclose that they also represented certain of our competitors. KPMG has filed its answer in this matter, as well as a counterclaim against us, alleging our failure to properly compensate them relating to our merger with Buckeye Oil & Gas, Inc. Discovery has not yet commenced in this matter.

     In December 1997, we entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brander Corporation v. Jeannette L. Brander, et al., docket no. 96CV 3163 (JRS) then pending in the United States District Court for the Southern District of New York. The settlement sought to resolve all outstanding issues regarding technology embraced by Brandner's patent, no. 5,303,940. Pursuant to the Product and License Agreement, we made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. In 2002, Brandner filed a request with the Court, seeking royalty payments for skates not covered by the 940 technology. We filed an opposition to Brandner's request. In November 2002, the Court entered judgment against us. We have appealed this ruling to the US Court of Appeals for the 2nd Circuit. Although no assurances can be provided, we are optimistic about the likelihood of our prevailing in this matter on appeal.

     Finally, in December 2002, a complaint was filed against us by Primagency, Inc. in the Supreme Court of the State of New York, who alleged that we owned $200,000 in placement fees arising out of an agency compensation agreement which we entered into with the plaintiff. The Court has scheduled an assessment hearing on the plaintiff's claim in May 2003 We have filed an appeal, requesting that the order scheduling the assessment hearing be set aside.

     There are no other material legal proceedings, either threatened or current, to which we are a party, or are otherwise aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders for approval during the three month period ended December 31, 2002. PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of the date of this Report, there is no trading market for any of our securities. While no assurances can be provided, we intend to cause to be filed an application to trade our Common Stock on a national exchange in the future. There can be no assurance that our efforts in this regard will be successful, or that our Common Stock will be approved for trading on any national exchange in the future.

     There are nine hundred seven (907) holders of our Common Stock. In addition, an aggregate of 997,043 shares of Preferred Stock may be converted into a like number of shares of Common Stock, including 500,000 Series A Convertible Preferred Shares (2 holders), 102,390 Series B Convertible Preferred Shares (3 holders), 364,152 Series C Convertible Preferred Shares (123 holders), and 30,501 Series D Convertible Preferred Shares (5 holders) and an aggregate of 2,874,140 shares of our Common Stock reserved for issuance pursuant to outstanding warrants.

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

     The Series A 6% Cumulative Convertible Preferred Stock pays cumulative annual dividends (if and when declared by the board) of $.06 per share, is redeemable by the holder at $1 per share plus all unpaid dividends and is convertible into Common Stock on a share-for-share basis. Series A shares are non-voting, unless two or more quarterly dividends (whether or not declared) are unpaid, in which case the Series A Preferred stockholders, voting as a class, have the right to appoint two directors. Because the Series A stock is mandatory redeemable, it is presented outside the permanent equity section of our balance sheet included in the financial statements herein. As they accrue, dividends are recorded as equity based interest expense. Interest expense on Convertible Preferred Stock for both the years ended December 31, 2002 and 2001 was $30,000. As of the date of this Report, there are 500,000 shares of Series A Preferred Stock outstanding.

     The Series B 8% Cumulative Convertible Preferred Stock pays annual dividends of 8% of the original series issue price (commencing November 1, 1997) and is cumulative. The stock may not be redeemed, but is convertible into Common Stock. As of the date of this Report, each share of Series B Preferred Stock may be converted into one share of our Common Stock, at the election of the holder. We may force the conversion of the stock on the consummation of the sale of our Common Stock in a bona fide underwriting commitment pursuant to a registration statement under the Securities Act of 1933, as amended, which results in aggregate cash proceeds in excess of $10 million, and the public offering price is not less than $5 per share. At December 31, 2002, dividends on the Series B stock were in arrears by $24,000. If such dividends are in arrears, no dividends are to be declared, nor can we redeem shares having a rank lower in priority to the Series A stock with respect to dividends. As of the date of this Report, there are 102,390 shares of the Series B Preferred Stock outstanding.

     In the event of any liquidation, dissolution or our winding up, the Series A preferred stockholders are entitled to receive $.06 per share, and the Series B preferred stockholders $2.93 per share, together with all unpaid dividends on these shares, in preference to dividends on the other Preferred Stock series.

     The Series C Convertible Preferred Stock has an 8% cumulative dividend payable in either cash or stock, at our discretion. Because we failed to register the shares of Common Stock underlying the conversion privilege within one year from the date of issuance (June 1999 through February 2000), we are now required to pay 8% dividends per annum, payable quarterly, which obligation commenced in November 2000. The Series C Preferred Stock is also convertible into Common Stock on a share-for-share basis with a conversion premium of not less than 16% ($0.96 per share) of the original $6 per share purchase price of the Series C Preferred Stock. The Series C Preferred Stock has no voting rights. Shareholders have piggyback and demand registration rights. As of the date of this Report, there are 364,152 shares of Series C Preferred Stock outstanding. During the fiscal year ended December 31, 2002, dividends on the Series C stock were in arrears by $174,792.

     The Series D Preferred Stock has an 8% cumulative dividend payable after the first year in either cash or stock, at our discretion. The Series D Preferred Stock is convertible into Common

Stock on a share-for-share basis with a conversion premium of not less than 132% ($3.96 per share) of the original $3 per share purchase price of the Series D Preferred Stock. The Series D Preferred Stock has no voting rights. Shareholders have piggyback and demand registration rights. As of the date of this Report, there are 30,501 shares of Series D Preferred Stock outstanding. During the fiscal year ended December 31, 2002, dividends on the Series D stock were in arrears by $7,320.

Subsequent Event

     Our Board of Directors declared and paid a dividend in arrears on all series of Preferred Stock for the year ended December 31, 2002, in the aggregate amount of $236,112 in March 2003. Such dividends were paid through the issuance of an aggregate of 78,718 shares of our Common Stock.

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

Results of Operations

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the years ended December 31, 2002 and 2001.

Comparison  of Results of Operations  for the Years Ended  December 31, 2002 and
2001

     Our revenues decreased to $1,314,915 for the year ended December 31, 2002, from $1,931,781 in 2001, a decrease of $616,866 (31.9%). The decrease in revenues was mainly attributable to the sales of hockey pants, skates and bags totaling $979,205 in 2002 compared to $1,766,381 in 2001. The decrease in sales was partially offset by the sales of hockey jerseys which totaled $145,329 in 2002, compared to $65,876 for the period ended December 31, 2001. The decrease in sales was further offset by the sales of gloves and protective girdles, which totaled $135,182 during 2002, but were either not sold during the similar period in the prior year or, in the case of gloves, were sold for only four months in 2001. Also, during the last quarter of 2002, we began to sell our new line of paintball products, which totaled $30,211.

     For the year ended December 31, 2002, costs of sales also decreased to $996,331, compared to $1,487,544 for the similar period in 2001, a decrease of $491,213 (33%). This was due primarily to the decrease in revenues described in the paragraph above. Also, gross margins were lower in 2001 because of inventory liquidated at lower prices in conjunction with our factory closing during the first quarter of 2001.

     During the year ended December 31, 2002, selling and promotional costs decreased by $645,641, from $1,497,951 to $852,310. The decrease is due primarily to our being more selective in the scheduling of promotional events which, when combined with the associated travel costs, accounted for a decrease of approximately $294,000. Also, we eliminated the majority of our salaried sales force in favor of outside commissioned representatives. This change in the sales force accounted for a savings of approximately $278,000. The reduction of the sales force also led to lower leased equipment expense by approximately $69,000.

     General and administrative expenses, including stock-based compensation of $1,654,575, were $3,635,742 for the year ended December 31, 2002, compared to $3,937,977 for similar expenses in the prior year, a decrease of $302,235 (7.7%). This decrease was due primarily to costs associated with payments to newly retained outside consultants for which little or no costs were recorded in the year 2002. These consultants are comprised of financial advisors, and an investor relations firm hired subsequent our acquisition of Buckeye Oil and Gas and becoming a public reporting company. The payments to these consultants during the year 2001 totaled $217,000while the costs in the twelve-month period ending December 31, 2002 was approximately $44,000. Also, in 2001, we incurred $212,000 related to costs in connection with settlement with the New Jersey Bureau of Securities discussed in our prior filings with the SEC.

     Research and development costs during the twelve-month period ended December 31, 2002, were $418,363, as compared to $389,384 for the prior period, a slight increase of $28,979. Rent expense increased by approximately $25,000 due to the opening of the R&D facility in Colorado in December 2001.

     Also during 2002, depreciation and amortization expense increased by $21,581 from $139,127 to $160,708. This increase is primarily due to the amortization and depreciation associated with patents, trademarks and equipment.

     During 2001, we incurred a one-time charge of $223,232 arising from the closing of our warehouse facility in Paterson, New Jersey and disposal of assets. During 2002, our warehouse operations were handled by a fulfillment center located in Aurora, Colorado. Effective February 2003, we terminated this relationship as a result of our distribution agreement with Sports Giant, discussed above in "Part I, Item 1, Business."

     In addition, during the year ended December 31, 2002, we incurred $1,654,575 of expenses paid in the form of stock issuances. These costs have been included in the general and administrative expenses referenced above. Of that amount, stock valued at $819,975 was issued to four employees for contractual sales-based compensation or in recognition of prior service to us. During the prior year we incurred $1,520,181 of expenses paid to outside consultants and a one of our directors in the form of Common Stock issuances. The outside consultants provided financial advisory services while the director assisted in obtaining a line of credit, which is more fully explained in the Liquidity and Capital Resources section below.

     We also incurred $150,000 in costs during 2001 applicable to the Buckeye Oil and Gas merger which was charged to reorganization expense.

     Interest and financing expense increased from $29,748 in the year 2001, to $3,739,891 for the twelve months ended December 31, 2002, an increase of $3,710,143. This significant increase arose as a result of our issuing shares of our Common Stock to various shareholders in consideration for a variety of financing activities. See "Liquidity and Capital Resources" below and "Part III,
Item 12, Certain Relationships and Related Transactions" for a more detailed description of these transactions. This increase was also due to higher debt balances on which interest was calculated.

     During 2002, we sold a portion of our state tax benefits relating to our net operating losses in the State of New Jersey. We received net cash of $234,483 for the sale of the future benefits.

     Also during 2002, we were notified that other defendants in a litigation matter that was settled in 1998 had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of this obligation.

     Effective April 2001, we discontinued the operations of our subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries, which totaled $208,764, have been reported as discontinued operations in the consolidated statement of operations during 2001. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.

     As a result of the matters discussed above, we generated a net loss of $(8,096,828) for year ended December 31, 2002 ($.52 per share) compared to a net loss of $(6,145,750) for the prior year ($.44 per share).

Liquidity and Capital Resources

     At December 31, 2002, we had $461,199 in cash and cash equivalents, an increase of $246,463 from December 31, 2001. This increase in cash was attributable to cash used in operating activities of $1,514,716 and cash used in investing activities of $834,730 offset by cash provided by financing activity of $2,595,909.

     Net cash used in operating activities during the year ended December 31, 2002, was $1,514,716, versus $5,063,026 for the same period in 2001. Net loss for the year ended December 31, 2002, of $8,096,828, was higher than the net loss of $6,145,750 for the year ended December 31, 2001. However, net accounts receivable decreased to $222,045 from $473,401 at December 31, 2001, and inventory decreased to $430,272 from $977,348 at December 31, 2001, which is attributable to the decreased sales volume during the current year.

     Net cash provided by financing activity totaled $2,595,909 for the year ended December 31, 2002, compared to $4,909,153 for the same period in 2001. Proceeds received from the sale of our Common Stock, and the exercise of outstanding warrants were $228,125. We drew down a net additional $1,900,000 from our new line of credit as of December 31, 2002. In addition, $257,500 was used for principal payments under loan agreements and a net $291,776 was repaid by related parties for previous advances.

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

     Also during the third quarter of 2002, we obtained a new $500,000 line of credit agreement with a bank through July 1, 2003. Amounts drawn on this line of credit bear interest at the prime rate plus 3%. The obligation is collateralized by a personal guarantee and a $500,000 certificate of deposit of one of our directors.

     In addition, we have an outstanding note payable which had a principal balance of $105,000 at December 31, 2002. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001. We are current on this obligation. The unpaid balance of the note is payable in full in the event of a sale or merger of our Company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     On May 6, 2002, our Board of Directors approved a short-term debt program. In conjunction therewith, we borrowed $358,000 of short term loans from shareholders and a director, and granted 358,000 irrevocable warrants to purchase common stock each warrant exercisable to purchase one share of our common stock at an exercise price of $3.00 per share. In July 2002, the applicable note related to this loan became due. At that time, the holders of the note did consent to an extension of the note until an undeterminable time, which we estimate to be approximately one year. In consideration of this extension, we agreed to waive the exercise price of 233,508 of these warrants, resulting in the four holders receiving an aggregate of 233,508 shares of our common stock. As a result of this waiver, we incurred a charge of $700,524 on our income statement. The loans from shareholders, which have an outstanding balance of 233,508, bear interest at 6% per annum. Loans of $124,492 from one shareholder were offset by a corresponding amount receivable from the same shareholder.

     During the last quarter of 2002, in return for assistance in obtaining the lines of credit described above and collateralizing the loan with personal assets, and extending the collateral as the original lines came due, we provided the aforementioned shareholders and director with stock-based compensation of $2,494,746 and, for the portion of the loans and lines of credit that relate to 2003, with $1,499,938 deferred compensation.

     Also during the last quarter of 2002, two shareholders and a director loaned us $350,000. In consideration for granting the loan, 125,417 warrants to purchase our common stock each warrant exercisable to purchase one share of our common stock at an exercise price of $3.00 per share were issued. For extending his portion of the loan, we waived the exercise price of 166,668 warrants previously issued to the director, along with the warrants issued to him in relation to the current loan and its extension through at least June 30, 2003. Due to the waiver of the exercise price to the shareholders and director, we recorded $720,355 of stock-based compensation and $133,400 of deferred compensation for the portion of the loan that relates to 2003.

     We have incurred losses from operations since inception. We have been dependent upon capital raised through private placements of equity to finance our business operations. In addition, we obtained a new line of credit, as described above, to continue implementation of our business plan.

     Our success may be dependent upon our ability to raise additional capital to continue as a going concern. We are in discussions with investment bankers and others to provide or assist in providing this financing. However, we do not have any written commitments for any of this financing and no assurances can be provided that we will obtain any additional financing. Unless we begin to generate positive cash flow from our operations in the near future, of which there can be no assurance, the failure to infuse additional capital into our Company may force management to curtail marketing expenditures and product introductions, which may affect our ability to fully implement our business plan. These issues raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. The Company's financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001. During the year ended December 31, 2002, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Trends

     Our strategy is to direct our current efforts to increase sales and market penetration, along with developing an income stream from the licensing of our patented technologies. We believe the current economic downturn is the cause of the decrease in sales this year. However, while no assurances can be provided, we believe that our core business, the wholesale distribution and marketing of "Nexed" branded roller skates, apparel and accessories will substantially grow over the next 12 months. In support of this contention, the Sporting Goods Manufacturing Association activity report dated April 30, 2001, cites the sport of inline skating as "the third most popular sports for youth, based on frequent participation" for ages 6-17. We remain confident that this growth trend will continue and as a result, our sales revenues and market share will continue to grow in a proportional manner.

     Also, in September 2002, we formally launched and introduced NEXED Paintball. During late 2001, we started receiving unsolicited orders for NEXED apparel in which its use was specifically intended for Paintball. Inadvertently, our NEXED product line began to garner the attention of many "elite" Paintball participants and enthusiasts. In recognizing the opportunity, we quickly responded and with relatively little effort, we coordinated a manufacturing and marketing effort. We strategically chose to launch NEXED Paintball at the ESPN sponsored National Paintball League World Cup Tournament held at Disney's Epcot Center. We plan on attending similar events in the future.

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

     Based upon the above discussions, we believe the acceptance of our new paintball product line, together with the expected growth of our existing business lines will enhance our growth. If these factors occur, and if economic conditions in the United States improve, we expect to reach profitability in 2004. However, there can be no assurances that our forecasts will be accurate.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a significant impact on the results of operations and is not anticipated to have a significant negative impact in the foreseeable future. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

                       V-FORMATION, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

V-FORMATION, INC. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----

Financial Statements

   Independent auditors' report                                             F-1

   Independent auditors' report                                             F-2

   Consolidated balance sheets as of December 31, 2002 and 2001             F-3

   Consolidated statements of operations for the
      years ended December 31, 2002 and 2001                                F-4

   Consolidated statements of stockholders' equity
      (capital deficit) for the years ended
      December 31, 2002 and 2001                                            F-5

   Consolidated statements of cash flows for the
      years ended December 31, 2002 and 2001                                F-7

   Notes to consolidated financial statements                               F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
V-Formation, Inc.
Iselin, New Jersey


We have audited the accompanying consolidated balance sheet of V-Formation, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of V-Formation, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A[6], the Company has incurred a substantial net loss during 2002, has a capital deficit, has a negative working capital position at December 31, 2002 and needs to obtain additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A[6]. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.





New York, New York
March 5, 2003

Except as to Notes H[8] and L[9]
as to which the dates are
March 14, 2003 and April 15, 2003, respectively


                                       F-1

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
V-Formation, Inc. and subsidiaries
Iselin, New Jersey


We have audited the accompanying consolidated balance sheet of V-Formation, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of V-Formation, Inc. and subsidiaries as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                             s/Citrin Cooperman & Company LLP
                                             -----------------------------------
                                             CITRIN COOPERMAN & COMPANY, LLP


New York, New York
March 14, 2002

                                       F-2


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                         December 31,
                                                                                 --------------------------
                                                                                     2002          2001
                                                                                 ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $    461,199  $    214,736
   Accounts receivable, net of allowance for doubtful accounts of $40,000 in
      2002 and $60,000 in 2001                                                        222,045       473,401
   Inventories                                                                        430,272       977,348
   Prepaid expenses and other current assets                                           47,454        45,103
   Related party loans receivable                                                           -        66,940
                                                                                 ------------  ------------

        Total current assets                                                        1,160,970     1,777,528

Property and equipment, net                                                           248,577       283,663
Patents and trademarks, net of accumulated amortization of $252,279
   in 2002 and $170,644 in 2001                                                     1,429,175       724,567
Related party loans receivable                                                                      207,229
Security deposits                                                                      25,742        44,318
Deferred financing costs                                                            1,633,338             -
                                                                                 ------------  ------------

                                                                                 $  4,497,802  $  3,037,305
                                                                                 ============  ============

LIABILITIES
Current liabilities:
   Bank lines of credit                                                          $  2,500,000  $    600,000
   Current maturities of long-term debt                                                35,000       257,500
   Accounts payable and accrued expenses                                            1,166,644       847,640
   Related party loans payable                                                         17,607             -
   Due to stockholders - loans                                                        433,508             -
                                                                                 ------------  ------------

        Total current liabilities                                                   4,152,759     1,705,140
                                                                                 ------------  ------------

Long-term debt, net of current maturities                                              70,000       105,000
                                                                                 ------------  ------------

Mandatory redeemable, Series A convertible 6% cumulative preferred stock, no par value, 500,000 shares authorized, 500,000 shares issued and outstanding in 2002 and 2001, aggregating liquidation preference of $30,000
   in 2002 and 2001                                                                   500,000       500,000
                                                                                 ------------  ------------
STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
   Preferred stock - no par value, 7,000,000 shares authorized,
    498,127 shares issued, 497,043 shares outstanding in 2002 and 2001,
    aggregate liquidation preference $303,964 in 2002 and $303,960 in 2001          2,582,857     2,582,857
   Common stock - no par value, 45,000,000 shares authorized, 19,151,125 shares issued, 18,494,376 shares outstanding in 2002; 16,577,833
      shares issued, 15,921,084 shares outstanding in 2001                         40,083,570    32,361,961
   Additional paid-in capital                                                      30,596,213    30,798,116
   Deferred compensation                                                             (375,000)            -
   Accumulated deficit                                                            (72,514,608)  (64,417,780)
   Treasury stock at cost, 657,833 shares in 2002 and in 2001                        (597,989)     (597,989)
                                                                                 ------------  ------------

        Total stockholders' equity (capital deficit)                                 (224,957)      727,165
                                                                                 ------------  ------------

                                                                                 $  4,497,802  $  3,037,305
                                                                                 ============  ============

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                            Year Ended
                                                                            December 31,
                                                                     --------------------------
                                                                          2002          2001
                                                                     ------------  ------------
Net sales                                                            $  1,314,915  $  1,931,781
Cost of goods sold                                                        996,331     1,487,544
                                                                     ------------  ------------

Gross profit                                                              318,584       444,237
License/royalty income                                                     50,000             -
                                                                     ------------  ------------

                                                                          368,584       444,237
                                                                     ------------  ------------

Costs and operating expenses:
   Selling and promotional                                                852,310     1,497,951
   General and administrative (including stock-based compensation
      of $1,654,575 in 2002)                                            3,635,742     2,417,796
   Research and development                                               418,363       389,384
   Depreciation and amortization                                          160,708       139,127
   Loss on factory closing and disposal of assets                               -       223,232
   Stock-based compensation                                                     -     1,520,181
   Reorganization expense                                                       -       150,000
                                                                     ------------  ------------

      Total operating expenses                                          5,067,123     6,337,671
                                                                     ------------  ------------

Loss from operations                                                   (4,698,539)   (5,893,434)
                                                                     ------------  ------------

Other income (expense):
   Interest income                                                         21,521        16,196
   Interest and financing expense                                      (3,739,891)      (29,748)
   Equity-based interest expense                                                -       (30,000)
   Sale of state tax benefit of net operating losses                      234,483             -
   Settlement adjustment                                                   85,598             -
                                                                     ------------  ------------

      Total other income (expense)                                     (3,398,289)      (43,552)
                                                                     ------------  ------------

Loss from continuing operations                                        (8,096,828)   (5,936,986)
Discontinued operations                                                         -      (208,764)
                                                                     ------------  ------------

Net loss                                                             $ (8,096,828) $ (6,145,750)
                                                                     ============  ============

Dividends paid on preferred stock                                    $    236,154
Dividends attributable to preferred stock                                 236,833
                                                                     ------------

Net loss attributable to common stockholders                         $ (8,569,815)
                                                                     ============

Loss per common share basic and diluted:
   Continuing operations                                             $      (0.52) $      (0.42)
   Discontinued operations                                                      -         (0.02)
                                                                     ------------  ------------

      Total loss per common share basic and diluted                  $      (0.52) $      (0.44)
                                                                     ============  ============

Weighted average shares basic and diluted                              16,407,951    14,094,700
                                                                     ============  ============

See notes to consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity/Capital Deficit
Year Ended December 31, 2002

                             Preferred Stock         Common Stock                                                Treasury Stock
                          --------------------  ----------------------  Additional                             ---------------------
                          Number of              Number of                Paid-in     Deferred    Accumulated  Number of
                           Shares     Amount      Shares      Amount      Capital   Compensation     Deficit     Shares    Amount
                          --------- ----------  ---------- -----------  ----------- ------------  ------------ --------- ----------
Balance at January 1,
   2002                     498,127 $2,582,857  16,577,833 $32,361,961  $30,798,116               $(64,417,780)  657,833 $ (597,989)
Sales of stock                                      70,667     212,000
Warrants exercised                                   4,300      16,125
Issuance of stock for
   compensation to
   employees/directors                             369,025   1,107,075
Issuance of stock for
   financing to officers/
   directors/stockholders                        1,742,585   5,227,755
Issuance of warrants for
   interest                                                                   34,251
Issuance of stock for
   Series A Preferred
   dividend                                         10,000      30,000      (30,000)
Issuance of stock for
   dividends to Series B,
   C and D Preferred                                68,718     206,154     (206,154)
Issuance of stock for
   services                                        307,997     922,500              $   (750,000)
Amortization of
   deferred
   compensation                                                                          375,000
Net loss for the year                                                                               (8,096,828)
                          --------- ----------  ---------- -----------  ----------- ------------  ------------ -------- -----------
Balance at December 31,
   2002                     498,127 $2,582,857  19,151,125 $40,083,570  $30,596,213 $   (375,000) $(72,514,608) 657,833 $  (597,989)
                          ========= ==========  ========== ===========  =========== ============  ============ ======== ===========

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Year Ended December 31, 2001
                             Preferred Stock         Common Stock                                                Treasury Stock
                          --------------------  ----------------------  Additional                             ---------------------
                          Number of              Number of                Paid-in  Subscriptions Accumulated  Number of
                           Shares     Amount      Shares      Amount      Capital    Receivable     Deficit     Shares    Amount
                          --------- ----------  ---------- -----------  ----------- ------------  ------------ --------- ----------
Balance at January 1,
   2001                     975,148 $4,786,470  10,516,150 $25,906,013  $30,798,116 $ (2,457,545) $(58,272,030)  479,000 $ (209,349)
Sales of stock for cash                            345,165   1,035,495
Warrants exercised by
   officers                                      3,841,000     384,100                                           128,033   (384,100)
Warrants exercised                                 592,521   1,777,563
Issuance of stock for
   company
   reorganization                                  478,082
Issuance of stock for
   services                                        330,394     991,182
Subscriptions satisfied as
   compensation for
   services                                                                              528,999
Subscriptions received                                                                 1,928,546
Series C Preferred Stock
   cancelled                 (2,500)   (15,000)
Conversion of Series C
   Preferred Stock         (255,022)(1,530,116)    255,022   1,609,111
Conversion of Series D
   Preferred Stock         (219,499)  (658,497)    219,499     658,497
Purchase of treasury
   stock                                                                                                             800     (4,540)
Common stock
   redeemed                                                                                                       50,000
Net loss for the year                                                                               (6,145,750)
                         ---------- ----------  ---------- -----------  ----------- ------------  ------------  -------- ----------

Balance at December 31,
   2001                     498,127 $2,582,857  16,577,833 $32,361,961  $30,798,116 $          0  $(64,417,780)  657,833 $ (597,989)
                         ========== ==========  ========== ===========  =========== ============  ============  ======== ==========

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Year Ended
                                                                                       December 31,
                                                                                 ------------------------
                                                                                     2002        2001
                                                                                 -----------  -----------
Cash flows from operating activities:
   Net loss                                                                      $(8,096,828) $(6,145,750)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  160,708      139,127
      Settlement adjustment                                                           85,598            -
      Employee compensation paid in common stock                                   1,654,575            -
      Fees and commissions paid in stock and warrants                                      -      991,182
      Issuance of stock to officers/directors in connection with debt financing    3,594,417            -
      Stock subscriptions satisfied as compensation for services                           -      528,999
      Interest accrued on shareholder loans                                                -      (12,141)
      Issuance of warrants for interest                                               34,251            -
      Loss on factory closing and disposal of assets                                       -      223,232
      Allowance for doubtful accounts                                                (20,000)           -
      Bad debts                                                                            -       72,267
      Changes in:
        Accounts receivable                                                          271,356     (372,319)
        Inventories                                                                  547,076     (785,483)
        Prepaid expenses and other current assets                                     (2,351)     (32,804)
        Security deposits                                                             18,576       (6,881)
        Accounts payable and accrued expenses                                        237,906      337,545
                                                                                 -----------  -----------

           Net cash used in operating activities                                  (1,514,716)  (5,063,026)
                                                                                 -----------  -----------

Cash flows from investing activities:
   Capital expenditures for equipment                                                (43,487)    (340,742)
   Capital expenditures for patents                                                 (791,243)           -
                                                                                 -----------  -----------

           Net cash used in investing activities                                    (834,730)    (340,742)
                                                                                 -----------  -----------

Cash flows from financing activities:
   Borrowings under lines of credit  - bank                                        3,150,000      600,000
   Repayment of line of credit - bank                                             (1,250,000)           -
   Advances from/(to) related parties                                                725,284     (229,572)
   Principal payments under long-term debts                                         (257,500)    (262,334)
   Proceeds from issuance of common stock and exercise of warrants                   228,125    4,805,599
   Purchase of treasury stock                                                              -       (4,540)
                                                                                 -----------  -----------

           Net cash provided by financing activities                               2,595,909    4,909,153
                                                                                 -----------  -----------

Net increase (decrease) in cash and cash equivalents                                 246,463     (494,615)
Cash and cash equivalents, beginning of year                                         214,736      709,351
                                                                                 -----------  -----------

Cash and cash equivalents, end of year                                           $   461,199  $   214,736
                                                                                 ===========  ===========

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Business:

     V-Formation manufactures through contractors and distributes inline skates. The Company incorporates a proprietary, patented angular wheel technology, that displaces the wheels at alternating 16-degree angles.

     V-Formation, Inc. (the "Company") was organized in January 1995 and sells patented V-configuration in-line roller skates to sporting goods retailers located throughout the United States and Canada. The Company's two subsidiaries discontinued operations in 2001 and remain inactive.

[2]  Principles of consolidation:

     The consolidated financial statements include accounts of V-Formation, Inc. and its wholly owned subsidiaries On Net Sports, Inc. and Soft Machine, Inc., collectively referred to as (the "Company"). All significant intercompany balances and transactions have been eliminated.

[3]  Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[4]  Company reorganization:

     Effective March 14, 2001, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), the Company acquired all of the outstanding shares of Buckeye Oil and Gas, Inc. ("Buckeye"), a publicly-held corporation, an inactive shell, in exchange for 478,082 shares of the Company's common stock and a payment of $150,000, which was charged to reorganization expense. The shares issued represent approximately 2.5% of the Company's outstanding securities subsequent to the transaction. V-Formation was the surviving corporation.

[5]  Cash equivalents:

     The Company considers all highly-liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

[6]  Going concern:

     The Company has incurred substantial net losses, has a capital deficit, and has a negative working capital position at December 31, 2002. The Company has been dependent upon capital raised through private placement of convertible debt and equity and through the public offering of the Company's common stock to finance its business operations.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  Going concern: (continued)

     The Company's success is dependent upon its ability to raise additional capital to continue as a going concern. In August, 2002, the Company obtained a new line of credit which is due in July 2003 (see Note E). The Company is in discussions with investment bankers and others to provide or assist in providing this financing. However, the Company does not have any written commitments for any of this financing, and no assurance can be given that the Company will obtain any additional financing. Unless the Company generates positive cash flows from operations in the near future, of which there can be no assurance, the failure to infuse additional capital into the Company may force management to curtail marketing expenditures and product introductions, which may affect the Company's ability to fully implement its business plan. These issues raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

[7]  Supplementary disclosures of cash flow information:

     During the years ended December 31, 2002 and 2001, the Company paid interest expense of $114,526 and $29,748, respectively.

[8]  Supplementary schedules of noncash investing and financing activities:

                                                           Year Ended
                                                           December 31,
                                                    -------------------------
                                                        2002          2001
                                                    ----------     ----------

     Common stock and warrants issued for
         fees and commission                                       $  991,182
                                                                   ==========
     Common stock issued as dividends to
         preferred holders                          $  236,154
                                                    ==========

[9]  Concentration of credit risk:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company's policies do not require collateral to support accounts receivable. However, because of the creditworthiness of the customers which comprise the total balance, management does not believe that the Company is subject to any significant credit risk.

     At December 31, 2002 and 2001, the Company had a cash bank balance in one bank which was approximately $325,000 and $60,000, respectively, in excess of the $100,000 limit insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with regard to cash.

     During the year ended December 31, 2002 one customer accounted for approximately 14.4% of net sales.

     At December 31, 2002, the Company had accounts receivable from one customer in the amount of approximately $125,000, representing 52% of the accounts receivable balance at that date. At December 31, 2001, the Company had accounts receivable from two customers in the amounts of approximately $95,300 and $51,800, representing 20% and 11% of the accounts receivable balance at that date.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10] Fair value of financial instruments:

     The Company's financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable (see Note A[6]).

[11] Inventories:

     Inventories are stated at the lower of cost or market on a first-in, first-out basis.

[12] Property and equipment:

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line and accelerated methods over the estimated useful lives of the respective assets. Additions and improvements are capitalized, whereas costs of maintenance and repairs are expensed as incurred.

[13] Stock-based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards.

                                                                    Year Ended
                                                                    December 31,
                                                             -------------------------
                                                                 2002          2001
                                                             -----------   -----------

     Reported net loss attributable to common stockholders   $(8,569,815)  $(6,145,750)
     Stock-based employee compensation expense included in
        reported net loss, net of related tax effects          5,248,992     1,520,181
     Stock-based employee compensation determined under the
        fair value-based method, net of related tax effects   (5,259,689)   (1,528,081)
                                                             -----------   -----------

     Pro forma net loss                                      $(8,580,512)  $(6,153,650)
                                                             ===========   ===========

     Loss per common share (basic and diluted):
        As reported                                          $     (0.52)  $     (0.44)
                                                             ===========   ===========

        Pro forma                                            $     (0.52)  $     (0.44)
                                                             ===========   ===========

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


[13] Stock-based compensation: (continued)

     The fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model with no expected volatility, expected life of one year, risk-free interest rate of approximately 4% in 2001 and 2002 and a dividend yield of 0%. The weighted average fair value of warrants granted during the years ended December 31, 2002 and 2001 were $0.11 and $0.12, respectively.

[14] Research and development:

     Research and development costs in connection with design improvement and expansion of product line are charged to operations when incurred and are included in operating expenses.

[15] Income taxes:

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

[16] Revenue recognition:

     Revenue is recognized upon shipment of products. Allowances for estimated discounts and allowances are recognized when sales are recorded. License fees and royalty income is recognized when it is earned.

[17] Reclassification:

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

[18] Loss per common share:

     Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Dilutive loss per share includes the dilutive effects of stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in 2002 and 2001 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 3,871,183 and 4,991,914, which consist of outstanding warrants and convertible preferred shares, are considered to be antidilutive at December 31, 2002 and 2001, respectively.

[19] Impairment of long-lived assets:

     Long-lived assets, including patents and trademarks, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE B - INVENTORIES

Inventories consist of:

                                                       December 31,
                                              -----------------------------
                                                   2002            2001
                                              ------------    -------------

     Finished goods                           $    252,113    $     702,952
     Raw materials                                  99,263           92,262
     Progress payments on production costs          78,896          182,134
                                              ------------    -------------
                                              $    430,272    $     977,348
                                              ============    =============


The Company uses an outside manufacturer to produce its products. During the years ended December 31, 2002 and 2001, two vendors accounted for approximately 85.9% and 75.3% purchase of products, respectively.


NOTE C - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                              December 31,
                                     -----------------------------    Life in
                                          2002            2001         Years
                                     ------------    -------------    -------

     Molds and tooling               $    367,213    $     367,213     7-10
     Office equipment                      91,595           88,642       5
     Furniture and fixtures                63,704           28,469     7-10
     Machinery and equipment                5,300                        7
                                     ------------    -------------

                                          527,812          484,324
     Less accumulated depreciation        279,235          200,661
                                     ------------    -------------

                                     $    248,577    $     283,663
                                     ============    =============


During the year ended December 31, 2001, the Company closed a factory assembly facility. In connection therewith, the Company wrote off machinery and equipment that was no longer in use, with an original cost of $144,936, net of accumulated depreciation of $96,092. The Company incurred a loss on disposal of $48,844. Total loss on factory closing was $223,232.


NOTE D - PATENTS AND TRADEMARKS

The Company  owns or  licenses  various  patents of  technology  concerning  its
V-configuration skates, as well as in-line skates and boots with an interchangeable skate chassis. In December 2000, the Company acquired six patents which cover a range of key in-line skate design elements, including wheel and sidewall mounting and construction. The Company has also trademarks of various names and logos.

The costs associated with the acquisition of a patent, and the costs of registering the patents and trademarks are capitalized and amortized on the straight-line basis over the remaining lives of 15 to 17 years. The periods of amortization are periodically evaluated to determine whether circumstances warrant revised estimates of useful lives.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE D - PATENTS AND TRADEMARKS  (CONTINUED)

The Company reviews the carrying value of patents and trademarks to determine whether there are any impairment losses. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Although the Company has experienced recurring net losses, projected cash flows do not indicate an impairment of the value of patents and trademarks recorded in the accompanying financial statements. Commencing January of 2001, the Company filed several lawsuits against in-line skate manufacturers for infringing on one or more of these patents (see Note L). The Company has capitalized costs of defending such patents.


NOTE E - BANK LINES OF CREDIT

During September 2001, the Company obtained a line of credit agreement with a bank for $1,250,000. The line of credit was available through March 31, 2002, which was extended through July 2002 and further extended through January, 2003. Amounts drawn on the line bore interest at the prime rate plus 2% until July 2002 and increased to 3% in July 2002 (6.75% as of December 31, 2001). The obligation was collateralized by the personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. The line of credit was fully paid down and terminated when the new credit agreement was entered into. The Company obtained a waiver regarding its requirement to submit timely financial statements.

Through September 2001, the Company had a $620,000 line of credit agreement with a bank. The obligation bore interest at the bank's prime rate plus 1.5% and was collateralized by the assets of one of the Company's officers and one of its directors.

During August 2002, the Company entered into a new $2,000,000 line of credit agreement with a bank. The line of credit is available through July 30, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time. The obligation is collateralized by the personal guarantees and mortgages on specific real estate assets of one of the Company's officers and one of its directors and collateralized by assignments of patents and settlement proceeds from patent infringements. At December 31, 2002 the line was fully utilized.

In addition, in June 2002, the Company obtained a new $500,000 line of credit agreement with a bank through July 1, 2003. Amounts drawn on this line of credit bear interest one of at prime rate plus 3%. The obligation is collateralized by certificates of deposit and personal guarantees of one of the Company's directors. At December 31, 2002, the line was fully utilized.

In connection with the lines of credit for $2.0 million and $0.5 million the Company issued 1,100,000 shares of common stock valued at $3.00 per share for an aggregate value of $3,300,000, to the Company's stockholders and directors in consideration of them providing collateral of assets and personal guarantees.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following obligations:

                                                               December 31,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
     Notes payable in 18 equal quarterly installments
     of $77,153, including interest at 8%, commencing
     April 1, 1998 and due July 1, 2002.  These notes
     are collateralized by consent judgments in favor
     of the creditors, signed by the Company and certain
     of its officers, and certain covenants that restrict
     officers' compensation, restrict the making of loans
     and prohibit the declaration or payment of cash
     dividends                                                         $222,500


     Unsecured note payable in five annual installments
     of $35,000, without interest, commencing March 15,
     2001. The unpaid balance of the note is payable in
     full in the event of sale or merger of the Company,
     or in the event the Company receives net funding of
     $1,500,000 or more from an equity offering (see
     Note L).                                              $105,000     140,000
                                                           --------    --------

                                                            105,000     362,500
     Less current maturities                                 35,000     257,500
                                                           --------    --------

                                                           $ 70,000    $105,000
                                                           ========    ========

Following is the schedule of maturities of long-term debt:

          Year Ending
          December 31,
          ------------
              2003                             $     35,000
              2004                                   35,000
              2005                                   35,000
                                               ------------

                                               $    105,000
                                               ============

NOTE G - MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK

The Series A 6% Cumulative Non-Voting Preferred Stock, which pays cumulative annual dividends (if and when declared by the board) of the original series issue price or $.06 per share, payable in stock as in cash at the election of the Company, is redeemable at the option of the holders at a price of $1.00 per share, together with all accrued and unpaid dividends on each share. In the event of any liquidation, dissolution or winding up of the Company, Series A preferred stockholders are entitled to receive $0.06 per share, together with all unpaid dividends on these shares before any distributions to the holders of the common stock of the Company or any other shares of the Company ranking lower in priority to the Series A Preferred Stock.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE G - MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK  (CONTINUED)

The convertible Preferred Stock is mandatorily redeemable, hence it is presented outside of the permanent equity section of the Company's balance sheet. Dividend on convertible preferred stock for both the years ended December 31, 2002 and 2001 was $30,000 paid in common stock of the Company . At December 31, 2002, dividends on the Series A were in arrears by $30,000. Series A Preferred Stock is convertible at the option of the holder into one share of common stock of the Company for each share of Series A Preferred Stock.


NOTE H - STOCKHOLDERS' EQUITY

[1]  Common stock:

     During 2002 and 2001, the Company sold in a private placement an aggregate of 70,667 and 345,165 shares of its common stock, receiving proceeds of $212,000 and $1,035,495, respectively. In 2001, in connection with the settlement of a legal dispute, the Company redeemed 50,000 shares of common stock at no cost, which is shown under treasury stock in the accompanying financial statements.

[2]  Preferred stock:

     The Company has authorized 7,500,000 shares of preferred stock. The Preferred Stock is divided into four series. All series of preferred stock are non-voting, unless two or more quarterly dividends (whether or not declared) on the Series A Preferred Stock are unpaid, in which instance the Series A preferred stockholders, voting as a class, have the right to appoint two directors.

[3]  Series B Preferred Stock:

     The Series B 8% Cumulative Non-Voting Preferred Stock pays annual dividends of 8% of the original series issue price and is cumulative. Since the Company's common stock became registered as a result of its merger with a public company (Note A) more than one year after the date of issuance, the Company is required to pay 8% dividends per annum, payable quarterly commencing November 1997. The stock may not be redeemed, but is convertible into common stock at the option of the holder. The number of shares issueable upon conversion is determined by dividing the original issue price plus paid dividends plus the forced conversion factor (18% of original issue price, if applicable) by the conversion price at the time in effect as adjusted for later stock splits or recapitalization, if applicable. The Company may force the conversion of the stock on the consummation of the sale of the Company's common stock in a bona fide underwriting commitment pursuant to a registration statement under the Securities Act of 1933, which results in aggregate cash proceeds in excess of $10 million, and a public offering price of not less than $5 per share. At December 31, 2002, dividends on the Series B were in arrears by $24,000.

     In the event of any liquidation, dissolution or winding up of the Company, the Series B preferred stockholders are entitled to receive $2.93 per share, together with all unpaid dividends on these shares after the distribution to Series A Preferred Stock but before any distribution to the holders of common stock or any other shares of the Company.


                                      F-15

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[4]  Series C Preferred Stock:

     The Series C Non-Voting Preferred Stock has an 8% cumulative dividend payable in either cash or stock, at the discretion of the Company. Since the Company's common stock became registered as a result of its merger with a public company (Note A) more than one year after the date of issuance (June 1999 through February 2000) the Company is required to pay 8% dividends per annum, payable quarterly commencing November 2000. The Series C Preferred Stock is also convertible into common stock on a share-for-share basis with a cash conversion premium of not less than 16% ($0.96 per share) of the original $6 per share purchase price of the Series C Preferred Stock. Shareholders have piggyback and demand registration rights. At December 31, 2002, dividends on the Series C were in arrears by $175,513.

     The Preferred Series C Warrants are exercisable for a period of three years. Each warrant entitles the holder to purchase one share of Series C Preferred Stock for $6 per share.

     In the event of any liquidation, dissolution or winding up of the Company, the Series C preferred stockholders are entitled to receive $.01 per share, together with all unpaid dividends on these shares after the distribution to Series A and Series B Preferred Stock but before any distributions to the holders of common stock or any other shares of the Company.

     During the year ended December 31, 2001, shareholders converted 255,022 shares of Series C Preferred Stock to common stock. In connection therewith, the Company received $78,995 in conversion premiums. During 2001, the Company cancelled 2,500 shares of Series C Preferred Stock, which was previously issued in error for charitable contributions.

[5]  Series D Preferred Stock:

     During February 2000, the Company completed a private placement in which it sold 83,333 equity units at $9.00 per unit. Each unit consists of three shares of Series D 8% Non-Voting Cumulative Convertible Preferred Stock and three detachable Preferred Series D Warrants per share. Proceeds from the issuance totaled $750,000. The Series D Preferred Stock has an 8% cumulative dividend payable after the first year in either cash or stock, at the discretion of the Company. The Series D Preferred Stock is convertible into common stock on a share-for-share basis with a cash conversion premium of not less than 132% ($3.96 per share) of the original $3 per share purchase price of the Series D Preferred Stock. During the year ended December 31, 2001, shareholders converted 219,499 shares of Series D Preferred Stock into common stock on a share-for-share basis for the original $3.00 per share purchase price.

     The Preferred Series D Warrants were exercisable until December 31, 2002, at which time these warrants expired. The exercise price for each Preferred Series D Warrant will be equal to 50% of the original purchase price of the Preferred Series D Unit ($4.50). Each warrant, upon exercise, will entitle the holder to receive one share of the Company's Series D Preferred Stock, which may be converted into common stock on a share-for-share basis with a conversion premium of not more than 55% ($2.47) of the original purchase price of the Preferred Series D Warrant.

     At December 31, 2002, dividends on the Series D were in arrears by $7,320. Stockholders have piggyback and demand registration rights.

     In the event of any liquidation, dissolution or winding up of the Company, the Series D preferred stockholders are entitled to receive $.01 per share, together with all unpaid dividends on these shares after the distribution to Series A, Series B and Series C Preferred Stock but before any distributions to the holders of common stock or any other shares of the Company.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[5]  Series D Preferred Stock: (continued)

     The following is a summary of activity of the various series of preferred stock included in stockholders' equity for the years ended December 31, 2002 and 2001:

                                              Year Ended December 31,
                                    -------------------------------------------
                                            2002                  2001
                                    ---------------------  --------------------
                                      Shares    Amount     Shares     Amount
                                    --------- ----------- --------- -----------
      Series B:
         Beginning balance            102,390 $   300,000   102,390 $   300,000
         Activity
                                    --------- ----------- --------- -----------

         Ending balance               102,390 $   300,000   102,390 $   300,000
                                    ========= =========== ========= ===========

      Series C:
         Beginning balance            365,236 $ 2,191,354   622,758 $ 3,736,470
         Conversion to common stock                        (255,022) (1,530,116)
         Stock cancelled                                     (2,500)    (15,000)
                                    --------- ----------- --------- -----------

         Ending balance               365,236 $ 2,191,354   365,236 $ 2,191,354
                                    ========= =========== ========= ===========

      Series D:
         Beginning balance             30,501 $    91,503   250,000 $   750,000
         Conversion to common stock                        (219,499)   (658,497)
                                    --------- ----------- --------- -----------

         Ending balance                30,501 $    91,503    30,501 $    91,503
                                    ========= =========== ========= ===========

      Total:
         Beginning balance            498,127 $ 2,582,857   975,148 $ 4,786,470
         Conversion to common stock                        (474,521) (2,188,613)
         Stock cancelled                                     (2,500)    (15,000)
                                    --------- ----------- --------- -----------

         Ending balance               498,127 $ 2,582,857   498,127 $ 2,582,857
                                    ========= =========== ========= ===========

                                      F-17

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[6]  Warrants: [to be completed]

     The Company has issued warrants to purchase its shares of common stock in connection with the sale of its common stock, and as compensation to employees and unrelated service providers.

       The following is a summary of warrant activity for the years ended December 31, 2002 and 2001. All warrants are exercisable.

                                         Common Stock      Series C Preferred  Series D Preferred
                                     --------------------  ------------------  ------------------
                                                 Weighted            Weighted            Weighted
                                       Number     Average   Number    Average   Number    Average
                                         of      Exercise     of     Exercise     of     Exercise
                                       Shares     Price     Shares     Price    Shares     Price
                                     ----------  --------  --------  --------  --------  --------
       Balance at January 2001        7,168,831  $   1.34   701,744  $   6.75   499,331  $   3.00
       Granted                           66,091  $   3.00
       Exercised                     (3,874,722) $   0.13   (59,468) $   3.00  (499,331) $   3.00
       Expired                          (39,686) $   4.59    (5,000) $   6.00
                                     ----------            --------            --------

       Balance at December 31, 2001   3,320,514  $   2.78   637,276  $   6.00         0
       Granted                        1,715,136  $   3.00    53,775  $   3.00
       Exercised                     (2,150,085) $   3.00    (9,800) $   3.00
       Expired                         (384,425) $   3.49  (308,251) $   6.00
       Converted from preferred C to
          Common                         73,000  $   6.00   (73,000) $   6.00
                                     ----------            --------            --------

       Balance at December 31, 2002   2,574,140  $   3.02   300,000  $   6.00         0
                                     ==========            ========            ========

     In conjunction with the private placement of Series C Preferred Stock, which took place during 1999, the Company issued 1,188,876 warrants. Each warrant entitles the holder to purchase one share of Series C Preferred Stock for $6 per share. The warrants are exercisable for a period of three years.

     In October 2000, pursuant to a resolution of the board of directors, the Company instituted a warrant exercise incentive program, which provided all holders of common stock warrants and substantially all holders of Series C and Series D warrants with the opportunity to exercise their warrants to purchase common shares at the lesser of the original exercise price or $3 per share. The revised terms were available for all eligible warrants that were exercised by December 31, 2000 and paid by March 31, 2001. As of December 31, 2000, subscriptions receivable, representing warrants exercised but not fully paid, totaled $2,457,545. Under the terms offered, any warrant holders that partially exercised their warrants forfeited all unexercised warrants. Any warrant holder that did not exercise their warrants by the specified date kept their warrants at the original terms.

     During March 2001, officers of the Company exercised 3,841,000 common stock warrants at an exercise price of $0.10 per share. The exercise price relating to these warrants were paid for by the surrender of 128,033 unrestricted shares outstanding which were held by the officers of the Company.

     During 2002, warrants to purchase shares of common stock, were exercised cashless in connection with the Company's financing with lines of credit and loans from stockholder/directors, except 4,300 which were exercised for cash at an exercise price of $3.75.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[7]  Warrants:

     During 2001, warrant holders exercised warrants to purchase a total of 592,521 shares of the Company's common stock.

     On December 31, 2001, 2,070,517 common stock warrants that were due to expire were extended through December 31, 2002. Since there was no change in the calculated market value of the extended warrants over the market value of the warrants prior to the extension, there was no substantive incremental value provided to warrant holders. Therefore, no additional compensation cost was recorded as a result of the extensions granted in 2001.

[8]  Dividends:

     On February 20, 2002, the Board of Directors declared and paid dividends on the Series A, Series B, Series C and Series D Preferred Stock pursuant to the designations and preferences of each such series of preferred stock, through the issuance of 78,718 shares of common stock of the Company, for the fiscal year ended December 31, 2001 which were in arrears.

     In March 2003, the board of directors declared and paid a dividend in arrears on all series of Preferred Stock in the aggregate amount of $236,833 through the issuance of an aggregate of 78,944 shares of common stock of the Company, for the fiscal year ended December 31, 2002, which were in arrears.


NOTE I - STOCK-BASED COMPENSATION

During 2002 and 2001, the Company issued common stock, preferred stock and warrants to purchase common and preferred stock to employees and unrelated service providers as compensation. The following is the summary of stock and warrants issued for compensation:

                                                        Number of  Compensation
                                                          Shares       Amount
                                                        ---------  ------------

     2002:   Common stock issued to employees/directors   369,025  $  1,107,075
             Common stock issued to service providers     307,997       922,500
             Common stock issued in connection with
                financing to directors/officers         1,742,585     5,227,755
             Deferred financing cost                                 (1,633,338)
             Deferred compensation                                     (375,000)
                                                        ---------  ------------

                                                        2,419,607  $  5,248,992
                                                        =========  ============

                                                        Number of   Compensation
                                                          Shares       Amount
                                                        ---------  ------------
     2001:   Subscriptions satisfied as compensation for
                services                                           $    528,999
             Common stock issued to service providers     330,395       991,182
                                                        ---------  ------------

                                                          330,395  $  1,520,181
                                                        =========  ============

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE I - STOCK-BASED COMPENSATION  (CONTINUED)


The amounts of compensation charged to operations on account of employees and service providers who received common stock has been determined based upon the fair value of the common stock as of the date of issuance. Such fair value has been estimated by Management based upon contemporaneous sales of common stock for cash.


NOTE J - STOCK-OPTION PLAN

During June 2001, the Company's Board of Directors unanimously approved the adoption of a 2001 Stock Option Plan for officers, directors, employees, consultants and advisors of the Company and reserved an aggregate of three million shares of the Company's common stock, which shall underlie stock options granted pursuant to the plan. No options have been granted through December 31, 2002.


NOTE K - DISCONTINUED OPERATIONS

Effective April 2001, the Company discontinued the operations of its subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statements of operations. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.


NOTE L - COMMITMENTS AND CONTINGENCIES

[1]  Employment contracts:

     During 1999, the Company entered into employment agreements with four officers. During 2000, the agreements were extended through December 31, 2004. Aggregate salary expense for officers was $420,000 and $415,500 for 2002 and 2001, respectively. The future minimum aggregate annual salaries are $345,000 for 2003 and $320,000 for 2004.

[2]  Related party transactions:

     During October 2001, in return for assistance in obtaining the line of credit (Note E) and collateralizing the loan with personal assets, the Company provided a director of the Company stock-based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to the Company with an October 2001 payment in the amount of $519,000. In addition, another shareholder satisfied
     $10,000 of stock subscriptions payable to the Company as compensation for services performed.

     As of December 31, 2001, the Company had made advances to the Chief Executive Officer (the "CEO") in the total amount of $195,087. Such advances accrued interest at the rate of 8% per annum, were unsecured and repayable on demand. At December 31, 2001, accrued interest on these advances totaled $12,142. During 2002, the Company made an additional advances of $268,500 and charged interest of $25,284. The total advances and accrued interest of $501,012 were repaid through reimbursement of business expenses of $58,620 to the CEO and cash of $460,000 in December 2002, resulting in a balance due to the CEO of $17,607 at December 31, 2002.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE L - COMMITMENTS AND CONTINGENCIES  (CONTIUED)

[2]  Related party transactions: (continued)

     During 2001, the Company advanced $66,940 in loans to a stockholder and director. The advances were unsecured and were non-interest bearing, but were payable on demand. During 2002, the Company advanced an additional $57,552. In May 2002, the stockholder/director repaid these advances. Simultaneous therewith, this stockholder/director granted an unsecured loan to the Company, which loan is due on or before June 30, 2003, and bears interest at 6% per annum. At December 31, 2002, the principal loan balance due to the stockholder/director was $119,508.

     During 2002, the Company borrowed various unsecured loans from other stockholders and a director in the aggregate amount of $564,000 bearing interest at 6% per annum. During the year, the Company paid $250,000 to the stockholders, leaving a balance of $314,000 at December 31, 2002 payable on or before June 30, 2003.

     In connection with these borrowings from the stockholders and directors, the Company issued 642,585 shares valued at $3.00 per share or a total of $1,927,755.

[3]  Lease obligations:

     During the year ended December 31, 2001, the Company entered into an operating lease agreement for the rental of its principal office space in New Jersey. The lease commenced on November 1, 2001 and expires December 31, 2010. Monthly base rent under this lease is $9,390.

     Effective December 15, 2001, the Company entered into an operating lease for office space in Colorado. The lease expires January 31, 2005. Monthly base rent under this lease is $3,900.

     Through February 28, 2001, the Company was party to a lease agreement for the rental of factory and warehouse space in January 1998.

     Rent expense was $184,783 and $135,438 for the years ended December 31, 2002 and 2001, respectively.

     As of December 31, 2002, the Company is also obligated under operating leases for automobiles, vans and trucks. These leases range from 36 to 54 months, and expire between February 2003 and July 2006. Vehicle rental expense was $144,524 and $241,448 for the years ended December 31, 2002 and 2001, respectively.

     Minimum lease payments under these leases are as follows:

               Year Ending
               December 31                      Offices         Vehicles
               -----------                   -------------    ------------
                2003                         $     181,727    $    111,918
                2004                               184,362          70,356
                2005                               147,178          11,473
                2006                               131,460           2,306
                2007                               140,850
                Thereafter                         441,330
                                             -------------    ------------

                                             $   1,226,907    $    196,053
                                             =============    ============

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE L - COMMITMENTS AND CONTINGENCIES  (CONTINUED)


[4]  Royalty agreement:

     The Company is obligated under a product and license agreement expiring in April 2011 whereby it has agreed to pay royalties on sales of V-Formation skates, V-Formation skate products and other trademark products. Royalties are computed as follows:

     (a) for all trademark products other than skates and skate products, royalties shall be paid at 2% of the wholesale selling price. The Company did not incur any royalty expense during the years ended December 31, 2002 and 2001.

     (b) for all skates and skate products, royalties shall be paid at $4 per pair through April 19, 2011 and $2 per pair thereafter. Royalty expense incurred under this agreement was $38,936 and $19,572 for the years ended December 31, 2002 and 2001, respectively.

[5]  Licensing agreement:

     During July 1999, the Company entered into an agreement that grants the Company the exclusive world-wide rights for the manufacture, sale and use of a patented skate design. Among other uses, the design permits either an ice skating blade or an in-line roller skate chassis to be attached interchangeably to the same boot. The agreement is in effect for the duration of the patents expiring from September 2014 through December 2015.

     In consideration of the licensing agreement, the Company is obligated to pay a royalty of $0.235 for each pair of skates sold that is covered by the patents. The minimum annual royalty payment is $60,000 for the term of the license and is payable in quarterly installments of $15,000. The Company had no sales during the years ended December 31, 2002 and 2001.

     As further consideration, the Company granted warrants to purchase 300,000 shares of Series C Preferred Stock at $6.00 per share. Such rights are exercisable for the duration of the agreement.

[6]  Discontinued operations:

     In May 2000, the Company entered into an agreement to acquire 100% of On Net Sports, Inc. ("ONSI"). ONSI was a development stage company that intended to be the 24-hour-a-day sports talk Internet webcasting station offering an interactive, real-time arena for news, statistics and scores. The assets acquired consisted of the name On Net Sports, Inc. and the business concept.

     During June 2000, the Company entered into an agreement whereby it acquired certain software programs as well as the rights to any and all intellectual properties currently owned, in development or which may be created by the software developer. The software and intellectual property rights were acquired by Soft Machine, Inc. ("SMI"), a newly-created, wholly-owned subsidiary of V-Formation, Inc.

     Effective April 2001, the Company discontinued the operations of these subsidiaries. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statement of operations.
     Neither of the subsidiaries had generated any revenues since their inception.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE L - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[7]  Officers' life insurance:

     The Company has obtained life insurance policies in the amount of $250,000 per person for all members of management, with the Company as beneficiary.

[8]  Settlement agreement:

     In March, 2000, the Company entered into a settlement agreement to resolve a legal dispute. The dispute arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in V-Formation, Inc.'s Series B Preferred Stock. Although a part of that transaction was later rescinded, and the Company agreed to repay a portion of the proceeds invested (in the form of a loan), the plaintiffs asserted that they were entitled to a finder's fee for having made the introduction. Under the terms of the settlement agreement, the Company agreed to a payment of $20,000 within 30 days of the settlement and a promissory note in the amount of $175,000, payable in annual installments of $35,000 without interest, which is included in long-term debt in the accompanying financial statements. The unpaid balance of the note is payable in full in the event of sale or merger of the Company, or in the event the Company receives net funding of $1,500,000 or more from an equity offering. In addition, in 2000, the Company issued 735,000 shares of its common stock valued at $4,410,000.

[9]  Legal proceedings:

     In January, the Company filed a complaint against Benetton Group, SPA and Roller Blade, Inc. alleging willful infringement of certain patent rights. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing the Company's claims. The Company has filed a timely notice of appeal requesting reversal of the trial court decision and this matter is now before the US Court of Appeals for the 2nd Circuit. While no assurances can be provided, the Company is optimistic about the likelihood of success.

     In February 2001, the Company filed a complaint against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents. The court has entered an Order on the defendant's Motion for Summary Judgment, dismissing the Company's claims. The Company intends to appeal. While no assurances can be provided, the Company is optimistic about the likelihood of success.

     In March 2001, the Company filed a complaint against MGM SPA, Fila Holding SPA and Fila USA, Inc. for willful infringement of certain patents. On June 5, 2002, the Company entered into a settlement with these defendants in which the Company received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing patented technology.

     In April 2001, the Company filed a complaint against First Team Sports, Inc. for willful infringement of certain patents as well as breach of contract. In February 2002, the Company entered into a settlement of this matter in which the Company received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing patented technology.

     In February 2002, the Company filed a complaint against National Sporting Goods Corp. for willful infringement of patent rights. In June 2002, the Company entered into a settlement of this matter in which the Company received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing patented technology.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE L - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[9]  Legal proceedings: (continued)

     In April 2001, Vertex Capital Corp. ("Vertex") filed a complaint against the Company seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. In January 2002, this matter was settled by issuing warrants to purchase shares of the Company's common stock at an exercise price of $3.00 per share expiring in December 31, 2004.

     In October 2001, the Company filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts. USCO asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession. USCO subsequently liquidated the inventory pursuant to their possessory lien. In 2003, the Company entered into a confidential settlement in this matter and such liability is considered not material.

     In January 2002, the Company filed a complaint against K2 Corporation, where the Company alleged willful infringement of patent rights. In August 2002, the Company entered into a settlement of this matter in which the Company received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing patented technology and the assignment of two patents. As part of the terms of settlement, the Court issued a protective order deeming the settlement terms confidential.

     Subsequently, the Company learned that, immediately prior to entering into the aforesaid settlement agreement, K2 Corporation allegedly signed agreements with both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc., which agreements included covenants not to sue for any patent infringement relating to the patents subsequently assigned to the Company. K2 Corporation never advised the Company of these agreements. Applicable thereto, in March 2003, the Company commenced an action against K2
     Corporation and its General Counsel alleging fraudulent concealment, misrepresentation and breach of contract, with damages to be established at trial. The Company is currently awaiting service of the summons and complaint upon K2 Corporation.

     Relevant thereto, in January 2003 the Company also commenced patent infringement suits against both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. in separate actions alleging infringement by the defendants of those patents assigned to the Company by K2 Corporation. Discovery has not yet commenced in these matters.

     In December 2002, the Company filed an action against KPMG Corporate Finance LLC, ("KPMG") alleging breach of contract and conflict of interest. The Company had previously signed a consulting agreement with KPMG for it to provide investment banking services. The Company alleged that KPMG failed to disclose that they also represented certain competitors. KPMG has filed its answer in this matter, as well as a counterclaim against the Company, alleging failure to properly compensate them relating to the Company's merger with Buckeye Oil & Gas, Inc. Discovery has not yet commenced in this matter.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE L - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[9]  Legal proceedings: (continued)

     In December 1997, the Company entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brander Corporation
     v. Jeannette L. Brander, et al. The settlement sought to resolve all outstanding issues regarding technology embraced by Brander's patent. Pursuant to the Product and License Agreement, the Company has made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. In February 2002, Brander filed a request with the Court, seeking royalty payments for skates not covered by the technology. The Company filed an opposition to Brander's request. In November 2002, the Court entered judgment against the Company. The Company has appealed this ruling. The Company's management intends to vigorously defend the litigation and does not believe a settlement amount, if any, would be material to the accompanying financial statements.

     Finally,  on  December 1, 2002 a complaint  was filed by  Primagency,  Inc.
     alleging that the plaintiff was owed placement fees stemming from an agreement whereby Primagency was named as a financing agent for the Company. In March 2003, the Court entered judgment against the Company in the amount of $200,000. On April 1, 2003 the Company filed an appeal, requesting that the judgment entered against the Company in this matter be set aside. Although no assurances can be provided, the Company is optimistic about the likelihood of prevailing in this matter.

     The Company has been named as a defendant in one other lawsuit in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the Company's financial statements.


NOTE M - INCOME TAXES

As of December 31, 2002,  the Company has net  operating  losses of  $22,628,000
available  for   carryforward  to  offset  future  years'  taxable  income  with expiration beginning 2010 through 2022 for federal purposes.

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses and from temporary differences in recognition of stock-based compensation deductions. As of December 31, 2002 and 2001, the components of the deferred tax assets and the related tax effects of the temporary differences are as follows:

                                                        2002        2001
                                                    -----------  -----------
     Noncurrent deferred income tax assets
     arising from:
        Net operating loss carryforward             $ 6,789,000  $ 5,948,700
        Temporary differences in recognition of
           stock-based compensation                  13,244,000   12,138,800
        Valuation allowance                         (20,033,000) (18,087,500)
                                                    -----------  -----------

                                                    $         0  $         0
                                                    ===========  ===========

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001


NOTE M - INCOME TAXES  (CONTINUED)


Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the deferred tax assets, such assets have been fully reserved through a valuation allowance. The net increase in the deferred income tax asset and the offsetting valuation allowance was $1,945,500 and $2,070,400 for the years ended December 31, 2002 and 2001, respectively.

The Company is subject to limitation for the utilization of net operating loss carryforward under the Internal Revenue Code as a result of change in ownership.

During the year ended December 31, 2002, the Company sold net operating loss carryforward of $14,992,000 applicable to years 1995 through 2000 applicable to the state of New Jersey, resulting in net proceeds of $234,483 which is included in the accompanying financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 9, 2002, Citrin Cooperman & Company, LLP ("Citrin"), our independent accountant for our fiscal year ended December 31, 2001, resigned. Citrin decided to discontinue auditing services to public companies. In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2001 and the interim period through December 9, 2002, there were no disagreements with Citrin on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Citrin, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. The audit report of Citrin on our financial statements as of and for the year ended December 31, 2001 contained a "going concern" opinion.

     In January 2003, we retained the firm of Eisner LLP, Accountants and Advisors, New York, NY, to audit our financial statement for our fiscal years ending December 31, 2002. Their report is include herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of our Company as of the date of this Report are as follows:

       Name                  Age                         Position
--------------------         ---             ----------------------------------

Richard Stelnick              48             Chairman & Chief Executive Officer

Robert Miragliotta            52             Vice Chairman & Chief Financial
                                             Officer, Secretary

Joseph Colonese, Jr.          35             President & Director

Nicholas Veenstra             52             Director

Roger Vogel                   53             Director

Michael Bacchetta             43             Director

       Name                  Age                          Position
-------------------          ---             ----------------------------------

Dennis Bartlett               42             Director

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

     Robert Miragliotta, CPA/MBA, joined our Company in November 1995 as Chief Financial Officer and was elected to the Board of Directors in December 1995. Prior to joining our Company, Mr. Miragliotta managed a public accounting practice, R. Miragliotta, CPA. From 1990 to 1992, Mr. Miragliotta served as Vice President & Chief Financial Officer for The Gitano Group Retail Stores, a specialty wholesaler and fashion retailer. Mr. Miragliotta focuses upon corporate finance, strategic development and shareholder relations. He received a Bachelor of Science degree from Fairleigh Dickinson University in 1972 and received an MBA (Masters Business Administration) from Fairleigh Dickinson University in 1974. He devotes substantially all of his business time to our business affairs.

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

     Nicholas J. Veenstra was appointed to our Board of Directors in March 1998. In addition, Mr. Veenstra is the principal of the Glen Rock Stair Corporation, Franklin Lakes, New Jersey, and has served as the President of Glen Rock Stair Corp since 1973. He received a Bachelor of Science degree in mechanical engineering from Newark College of Engineering in 1973. Mr. Veenstra devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Roger Vogel was  elected to our Board of  Directors  in March  2000.  Since
November 2000, Mr. Vogel has been the area sales manager for Scios, Inc,, Sunnyvale, CA, a publicly held pharmaceutical company. From 1995 through October 2000, Mr. Vogel served as the Area Manager of Sales for the New York Tri-State Region for B.T.G. Pharmaceuticals, Iselin, NJ. He received a Bachelor of Arts degree from Kean College in 1972 and a Masters degree in pharmaceutical marketing from Fairleigh Dickenson University in 1982. He devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Michael Bacchetta was appointed as a director of our Company in March 2002. In addition to his position with our Company, since May 1993, Mr. Bacchetta has been the CEO and general manager of Bacc Builders, Inc., a privately held general contractor located in New York City, NY. He devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Dennis Bartlett was appointed as a director of our Company in March 2003. In addition to his position with our Company, since 1988 Mr. Bartlett has been an owner of Levin, Bartlett, Swanic & Co., LLC, a Certified Public Accounting firm located in Franklin Lakes, New Jersey. Mr. Bartlett received a Bachelor of Business Administration, Accounting from Iona College in 1983. He devotes only such time as necessary to our business, which is not expected to exceed 20% of his time.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2002, we believe that all required reports were filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2002 and 2001 of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                           Long Term Compensation
                                       -------------------------------
                 Annual Compensation            Awards         Payouts
                ---------------------  ----------------------- -------
                                Other
                               Annual  Restricted  Securities          All Other
Name and                       Compen-   Stock     Underlying   LTIP    Compen-
Principal        Salary  Bonus sation   Award(s)  Options/SARs Payouts  sation
Position   Year   ($)     ($)   ($)       ($)          (#)       ($)      ($)
---------  ---- -------- ----- ------  ---------- ------------ ------- ---------
Richard    2002 $120,000 $   0 $    0  $        0       0      $     0 $       0
Stelnick,  2001 $120,000 $   0 $    0  $        0       0      $     0 $       0
CEO &
Chairman

     No other of our employees received aggregate compensation greater than $60,000 in either 2002 or 2001. We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during the fiscal year ended December 31, 2002.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf, on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 2002.

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

     During fiscal 2002, our Board of Directors had 16 meetings. Each of our directors attended all of the meetings of the Board of Directors and meetings of each of the Committees on which they served.

     We have established a policy that a portion of the non-employee directors remuneration should be paid by granting non-qualified stock options in accordance with our existing stock plan. In fiscal 2002, none of our directors received any fee for attending Board meetings, but all out of pocket expenses were reimbursed.

     During fiscal 2002, the Board of Directors had the following committees:

     The Audit Committee is composed of Richard Stelnick, Robert Miragliotta and Nicholas Veenstra. The function of the Audit Committee is to review our internal controls, our financial reporting and the scope and results of the audit engagement. It meets with appropriate Company financial personnel and independent public accountants in connection with these reviews. The Committee also recommends to the Board the appointment of the independent public accountants, who have access to the Committee at any time. In fiscal 2002, five Audit Committee meetings were held.

     The Compensation and Incentive Committee is currently composed of Richard Stelnick and Michael Bachetta. The function of this Committee is to establish the amount and form of compensation awarded to our executive officers, including salary, bonuses and stock option awards, and to administer our 2001 Stock Option Plan. In fiscal 2002, one Committee meeting was held.

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

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended December 31, 2002, for filing with the Securities and Exchange Committee. The Audit Committee has recommended, subject to stockholder approval, the selection of Eisner LLP as the Company's independent auditors.

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

        The Compensation Committee is charged with the responsibility of determining the cash and other incentive compensation, if any, to be paid to the Company's executive officers and key employees. The amount and nature of the compensation received by the Company's executives during the year ended December 31, 2002, was determined in accordance with the compensation program and policies described below.

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

     Salary
     ------

        The salaries paid to the Company's executive officers during the year ended December 31, 2002, generally were believed to be necessary to retain their services.

        Salaries, including that of Mr. Richard Stelnick, the Company's Chairman of the Board and Chief Executive Officer, are established pursuant to relevant employment agreements between such officer and the Company. While they are reviewed annually, no changes to such salaries have been made to Mr. Stelnick's compensation arrangement during the previous eight years. Such salaries may be adjusted based on the performance of the executive, any increased responsibilities assumed by the executive, average salary increases or decreases in the industry and the going rate for similar positions at comparable companies.

     Bonus Program
     -------------

        The Company maintains a bonus program under which executive officers and other key employees have the opportunity to earn cash bonuses. The bonus program is intended to motivate and reward employees for the achievement of individual performance objectives and for the attainment by the Company of strategic and financial performance goals, including levels of return on equity. No bonuses were issued in either 2002 or 2001.

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

        Submitted by the Compensation Committee:

                                            Richard Stelnick
                                            Michael Bacchetta

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers, as of April 14, 2003. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                                   Percent
Name and Address of               Amount and Nature of               of
 Beneficial Owner(1)              Beneficial Ownership              Class
---------------------        -----------------------------        ---------

Richard Stelnick              2,353,333 shares(2)                    12.4%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Robert Miragliotta            1,765,000 shares(3)                     9.3%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

                                                                   Percent
Name and Address of               Amount and Nature of               of
 Beneficial Owner(1)              Beneficial Ownership              Class
---------------------        -----------------------------        ---------

Joseph Colonese               1,765,000 shares                        9.3%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Nicholas Veenstra             2,864,247 shares(4)                    15.1%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Michael Bacchetta               324,168 shares                        1.7%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Roger Vogel                     103,725 shares(5)                      *
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Dennis Bartlett                 125,600 shares                         *
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

All Directors                 9,301,073 shares(2)(3)(4)(5)           49.0%
and Officers as a
Group (7 persons)
---------------------
* Less than 1%

(1)  All of the persons listed are officers and/or directors of our Company.

(2) Includes 353,333 warrants, each warrant exercisable to purchase one share of Common Stock at an exercise price of $3.75 per share.

(3) Includes warrants to purchase an aggregate of 118,000 shares of our Common Stock at a price of $3.75 per share.

(4) Includes 184,444 shares owned by Mr. Veenstra's emancipated son, who currently resides with Mr. Veenstra. Mr. Veenstra disclaims beneficial ownership of these shares.

(5) Includes warrants to purchase an aggregate of 11,000 shares of our Common Stock at a price of $3.00 per share.

     The balance of our outstanding Common Shares are held by 675 persons, not including those persons who hold their shares in "street name".

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

     As of December 31, 2001, we had made advances to our Chief Executive Officer in the total amount of $195,087. Such advances accrued interest at the rate of 8% per annum, were unsecured and repayable on demand. During 2002, we made additional advances of $268,500 and charged interest of $25,284. As of December 31, 2002, all balances were paid back in full.

     During 2001, we advanced $66,940 in loans to a stockholder and director. The advances were unsecured and non-interest bearing, but were payable on demand. During 2002, we advanced an additional $57,552. In May 2002, this stockholder/director repaid these advances. Simultaneous therewith, this stockholder/director granted an unsecured loan to us, which loan is due on or before June 30, 2003, and bears interest at 6% per annum. At December 31, 2002, the principal loan balance payable to the stockholder/director was $119,508.

     During 2002, we borrowed various unsecured loans from other stockholders and a director in the aggregate amount of $564,000, bearing interest at 6% per annum. During the year, we paid $250,000 to these stockholders, leaving a balance of $314,000 at December 31, 2002, payable on or before June 30, 2003.

     In connection with these borrowings from the stockholders and directors, we issued 642,585 shares of our Common Stock valued at $3.00 per share, or a total of $1,927,755.

     In connection with the lines of credit for $2,000,000 and $500,000, we issued 1,100,000 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of $3,300,000, to our stockholders and directors in consideration for them providing collateral of assets and personal guarantees for these obligations.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are attached to this Report
    --------

Exhibit No.     Description
-----------     -----------

   10.7         Letter Agreement between the Company and Sports Giant LLC.

   99.3 Certification of Financial Statements in Accordance with Sarbanes-Oxley Act of 2002.

     Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

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

** Previously filed as exhibits to the Company's Form 8-K/12(g)(3)/A1,dated March 16, 2001, filed with the Securities and Exchange Commission on or about January 29, 2002.

***  Previously  filed as exhibits to the Company's Form  8-K/12(g)(3)/A2  dated
March 16, 2001, filed with the Securities and Exchange Commission on or about March 19, 2002.

(b) Reports on Form 8-K

     On or about December 12, 2002, we filed a report on Form 8-K, advising of the resignation of our former independent accountant, Citrin Cooperman & Co, LLP. This report was subsequently amended on or about January 16, 2003 and January 21, 2003, wherein we also advise of the retention of Eisner LLP as our new independent accountant.

     We did not file any other reports on Form 8-K during the three month period ended December 31, 2002, or subsequent thereto.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2003.

                                   V-FORMATION, INC.
                                   (Registrant)


                                   By: s/ Richard Stelnick
                                      ------------------------------------------
                                      Richard Stelnick, Chief Executive Officer

                                   By: s/ Robert Miragliotta
                                      ------------------------------------------
                                      Robert Miragliotta Chief Financial Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2003.

s/ Richard Stelnick
------------------------------------
Richard Stelnick, Director

s/ Robert Miragliotta
------------------------------------
Robert Miragliotta, Director

s/  Joseph Colonese, Jr.
------------------------------------
Joseph Colonese, Jr., Director

s/Nicholas Veenstra
------------------------------------
Nicholas Veenstra , Director

------------------------------------
Roger Vogel, Director

------------------------------------
Michael Bacchetta, Director

------------------------------------
Dennis Bartlett, Director

                                 CERTIFICATIONS


I, Richard Stelnick, certify that:

     1. I have reviewed this annual report on Form 10-KSB of V-Formation, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 24, 2003                    s/Richard Stelnick
                                       -----------------------------------------
                                       Richard Stelnick, Chief Executive Officer


I, Robert Miragliotta, certify that:

     1. I have reviewed this annual report on Form 10-KSB of V-Formation, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 24, 2003                  s/Robert Miragliotta
                                     -------------------------------------------
                                     Robert Miragliotta, Chief Financial Officer

                                V-FORMATION, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

EXHIBITS                                                                Page No.
--------                                                                --------

  10.7      Letter Agreement between the Company and Sports Giant LLC      72

  99.3      Certification of Financial Statements in Accordance with
            Sarbanes-Oxley Act of 2002.                                    74