Form 10KSB/A
period 2002-12-31
V FORMATION INC/NJ/
filed 2003-12-16
CIK 1083277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              -----------------------------------------------------


                                 FORM 10-KSB/A1

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
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes     No  X
           ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                   ----

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $1,197,415.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 15, 2003: $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 2003 there were 18,950,011 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                This Form 10-KSB/A1 consists of Seventy-Six Pages

                                TABLE OF CONTENTS

                          FORM 10-KSB/A1 ANNUAL REPORT

                                V-FORMATION, INC.

                                                                           PAGE
                                                                           ----

Index

PART I
Item 1.   Description of Business.............................................4
Item 2.   Description of Property............................................13
Item 3.   Legal Proceedings..................................................13
Item 4.   Submission of Matters to a Vote of Security Holders................16

PART II
Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters................................17
Item 6.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................19
Item 7    Financial Statements................................................27
Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........................61

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............61
Item 10.  Executive Compensation..............................................63
Item 11.  Security Ownership of Certain Beneficial Owners and Management......70
Item 12.  Certain Relationships and Related Transactions......................72

PART IV
Item 13.  Exhibits and Reports on Form 8-K....................................73
Item 14.  Controls and Procedures.............................................74

SIGNATURES....................................................................76

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

     During 2002, we experienced a decrease in revenues of approximately $643,000, which we attribute to negative economic conditions. See "Part II, Item 6, Management's Discussion of Financial Condition" below for a detailed description of our results of operations. During the fourth quarter of 2002, we introduced new products relating to the increased popularity of paintball, including paintball bags, backpacks, jerseys, pants and gloves. We only generated approximately $30,000 in revenues for these products during 2002, but intend to focus upon the sales and marketing of these new paintball products, along with our established roller hockey line of products in 2003. We believe that, with suitable capital funding, we will be strategically positioned to (i) capture a significant market share in both of these product lines, and (ii) fuel growth and profitability. There are no agreements with any third party to provide us any additional funding, either debt or equity, as of the date of this Report and there can be no assurances that we will obtain any of the necessary funding in the future. Failure to obtain additional funding will have a negative impact on our ability to implement our business plan described herein.

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

     In contrast to the traditional inline skate, the V-Form Skate incorporates a proprietary, patented angular wheel technology which displaces the wheels at alternating 16 degree angles and closely emulates the performance characteristics of an ice skate providing the user with a "Virtual- Ice"TM skating experience. The unique wheel design provides users with greater stability, maneuverability and the ability to make "hockey" stops upon command. Our skate technology incorporates several patented features that we believe represents the first significant advancements in inline skate performance including greater speed, improved braking characteristics, a tighter turning radius (40% to 50% tighter than conventional skates, closely emulating the performance of ice skates), a custom-engineered boot designed to create greater comfort and responsiveness and quick release wheels that can be changed in less than 1 minute in contrast to the cumbersome wheel assembly of conventional inline skates that on average require 15 to 20 minutes per change. Excessive time required for wheel change and rotation is frequently cited as a major drawback to conventional inline skates, which often results in skaters using worn or damaged wheels. Wheels mounted in a "V" configuration offer two centers for a skater's body weight, resulting in less fatigue to the foot and ankle, and more stability with less "wash-out" in turns.

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

     During the last quarter of 2002, we introduced our new line of paintball products which include jerseys, pants, gloves, backpacks and duffel bags. We believe that paintball sales will represent 50% of our total sales in 2003. The National Sporting Goods Association's report on sports participation in 2002 indicated that the growth of paintball from 2001 to 2002 increased 24.4%. It was the largest increase of the forty three major sports listed in the report.

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

     Internationally, during 2002, 12 foreign distributors offered our products for sale in 9 countries, including Australia, The Netherlands, Canada, Denmark, South Korea, Italy, Iceland and the People's Republic of China (Hong Kong). During 2002, approximately $57,000 (4.8%) of our revenues were generated from international sales, as compared to approximately $29,000 (1.6%) during 2001. Our management continues to believe that a tremendous growth opportunity exists for our products internationally A recent report issued in February 2003 on US sporting goods exports by the Sports Goods Manufacturing Association ("SGMA") advised that, while overall sporting goods exports decreased by 7.1% from 2001 through 2002, the rollerskate category increased by .4% during the same period. We have been interviewing potential distributors and believe that adding additional distributors will allow us to augment our international retailing base and marketing efforts accordingly.

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

Recent Issuances of Securities

     During the fourth quarter of 2002, we issued an aggregate of 2,173,627 shares of our Common Stock, as follows:

     - We issued an aggregate of 1,612,277 shares of our Common Stock upon either exercise of Common Stock Purchase Warrants, or shares issued in consideration for issuing loans to us, posting collateral and/or personal guarantees for existing loans to us, or agreements to extend existing loans to
                                                                               9
          us. These shares were issued to an aggregate of 9 persons, all of whom are existing shareholders of our Company;

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

Competition

     INLINE SKATE COMPETITION - According to publicized studies conducted by the NSGA and Sports Business Research Network (March 2001), the market-share leaders, that is those with over a 5% market share in the inline market, were comprised of Rollerblade - estimated 30.8% (Rollerblade at 24%, Rollerblade/Bladerunner at 6.8%), K2 Corporation - estimated 11.7% and Nike Bauer - estimated 5.6%. As of the date of this Amendment we command a very small percentage of the market share but, while no assurances can be provided, we believe that we can capture additional market share over the next fiscal year. In addition, subject to a successful resolution or settlement of outstanding patent infringement litigation, we believe that we can effectively capture additional market share in the recreational markets through the licensing of the six V-Form inline skate patents. See "Part I, Item 3, Legal Proceedings."

     The inline skating industry is segmented into three distinct markets: aggressive, roller hockey, and recreational/fitness. While no assurances can be provided, we believe that our V-Form skate appeals to consumers in all three market segments. We believe that we can capture a portion of the traditional quad (2 x 2) roller skate market representing approximately 7.2 million users whom
                                                                              10
          are characterized by the safety/stability preferences of the traditional quad skate over that of the inline skate. We believe that our V-technology, which permits virtual ice hockey stops and enhanced control, will attract such consumers. While we have initially emphasized the roller hockey market, our V-Form skate has also generated interest in the recreational skate market which we intend to pursue.

     PAINTBALL COMPETITION - As of the date of this Report, there is no single company of which we are aware which is considered to be the industry leader within the sport. There appears to be a multitude of small to medium-sized companies vying for position.

Employees

     As of December 31, 2002, we had 11 full time employees assigned as follows:
5 management/administrative, 4 sales and clerical and 2 R&D/Sourcing. We utilized independent sales representatives for our Paintball activities relating to our sales activity and outsource manufacturing, order fulfillment and distribution. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relations with our employees remains satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months.

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

     As protection for the Roll-Ice product line, in July 1999, we entered into an agreement with Roll-Ice International LLC whereby we obtained an exclusive license to exploit U.S. Patent Numbers 5,662,338, 5,818,368, 5,839,734, and 5,847,927, entitled "The Peripheral Edge Technology." Such licenses provide us with the exclusive right to manufacture, distribute and sublicense any product utilizing such technology within the United States. These patents expire beginning in 2018. In
                                                                              11
addition, in May 2000 and April 2001, our patents 6,065,758 and 6,217,035 were included as patent improvements to the original 4 patents referenced hereinabove.

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

     The following schedule summarizes the location and function of each of our other facilities as of December 31, 2002:

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

ITEM 3.  LEGAL PROCEEDINGS

     As  of  December  31,  2002,   we  were  party  to  various   judicial  and
administrative matters, including the following:

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

     In February 2001, we filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 7179, against adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents held by us, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of our patents. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing our claims. We intend to appeal, but have not yet done so as of the date of this Report, as no final judgment has been entered. While no assurances can be provided, we are optimistic about the likelihood of success on appeal.

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in the United States District Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. In September 2002, the Court entered summary judgment in our favor, dismissing all but one of the plaintiff's claims. In January 2003, we entered into a verbal settlement of this matter, which provided for us to issue warrants. However, when the settlement was being reduced to writing, a dispute concerning the terms of the warrants to be issued arose and no formal settlement was reached. As of the date of this Amendment, the Court has dismissed this action, without prejudice, due to the failure of the plaintiff to timely file various pleadings. No further action has taken place.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), which was removed to the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts. USCO asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession. USCO subsequently liquidated the inventory pursuant to their possessory lien. In April
                                                                              14

2003, we entered into a confidential settlement agreement, which partially reimbursed USCO for UPS shipping charges.

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

     Thereafter, we learned that, immediately prior to entering into the aforesaid settlement agreement, K2 Corporation allegedly signed agreements with both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, which agreements included covenants not to sue for any patent infringement relating to the patents subsequently assigned to us. We maintain that K2
Corporation never advised us of these agreements. Applicable thereto, in March 2003, we commenced an action against K2 Corporation and its General Counsel in the US District Court, District of Colorado, alleging fraudulent concealment, misrepresentation and breach of contract, with damages to be established at trial. We are currently awaiting service of the summons and complaint upon K2 Corporation.

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

     Finally, in December 2002, a complaint was filed against us by Primagency, Inc. in the Supreme Court of the State of New York, who alleged that we owed $200,000 in placement fees arising out of an agency compensation agreement which we entered into with the plaintiff. Judgment was entered against us in the principal amount of $200,000, which judgment was stayed by the court in November 2003. We have filed an appeal and the matter is currently pending.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of the date of this Amendment, there is no trading market for any of our securities. While no assurances can be provided, we intend to cause to be filed an application to trade our Common Stock on a national exchange in the future. There can be no assurance that our efforts in this regard will be successful, or that our Common Stock will be approved for trading on any national exchange in the future.

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

Comparison  of Results of Operations  for the Years Ended  December 31, 2002 and
2001

     Our revenues decreased to $1,197,415 for the year ended December 31, 2002, from $1,840,103 in 2001, a decrease of $642,688 (34.9%). The decrease in revenues was mainly attributable to the sales of hockey pants, skates and bags totaling $979,205 in 2002 compared to $1,766,381 in 2001. The decrease in sales was partially offset by the sales of hockey jerseys which totaled $145,329 in 2002, compared to $65,876 for the period ended December 31, 2001. The decrease in sales was further offset by the sales of gloves and protective girdles, which totaled $135,182 during 2002, but were either not sold during the similar period in the prior year or, in the case of gloves, were sold for only four months in 2001. Also, during the last quarter of 2002, we began to sell our new line of paintball products, which totaled $30,211.

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

     During the year ended December 31, 2002, selling and promotional costs decreased by $671,463, from $1,406,273 for the similar period in 2001, to $734,810, a decrease of 47.7%. The decrease is due primarily to our being more selective in the scheduling of promotional events which, when combined with the associated travel costs, accounted for a decrease of approximately $294,000. Also, we eliminated the majority of our salaried sales force in favor of outside commissioned representatives. This change in the sales force accounted for a savings of approximately $278,000. The reduction of the sales force also led to lower leased equipment expense by approximately $69,000.

     General and administrative expenses, including stock-based compensation of $2,247,441, were $4,983,102 for the year ended December 31, 2002, compared to $4,778,592 for similar expenses in the prior year, an increase of $204,510 (3.6%). Professional fees and outside services increased by approximately $488,000, of which a significant portion of this increase relates to legal fees incurred for our patent litigation during 2002. Also, insurance expense increased by approximately $68,000. These increases were offset by a decrease in licenses and fees wherein, in 2001, we incurred $212,000 related to costs in connection with settlement with the New Jersey Bureau of Securities discussed in our prior filings with the SEC. Further, stock based compensation decreased by approximately $113,000.

     Research and development costs during the twelve-month period ended December 31, 2002, were $418,363, as compared to $389,384 for the prior period, a slight increase of $28,979. Rent expense increased by approximately $25,000 due to the opening of the R&D facility in Colorado in December 2001.

     Also during 2002, depreciation and amortization expense increased by $619 from $139,127 to $138,508. This decrease is primarily due to the amortization and depreciation associated with patents, trademarks and equipment.

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

     In addition, during the year ended December 31, 2002, we incurred $4,996,026 of expenses paid in the form of stock issuances. Part of these costs have been included in the general and administrative expenses referenced above and the balance is included in financial expenses discussed below. Of that amount, stock valued at $819,975 was issued to four employees for contractual sales- based compensation or in recognition of prior service to us. During the prior year we incurred $1,520,181 of expenses paid to outside consultants and one of our directors in the form of Common Stock issuances. The outside consultants provided financial advisory services while the director assisted in obtaining a line of credit, which is more fully explained in the Liquidity and Capital Resources section below. We also incurred $840,615 of expense through the extension of warrants to both employees and consultants.

     We also incurred $150,000 in costs during 2001 applicable to the Buckeye Oil and Gas merger which was charged to reorganization expense.

     Interest and financing expense increased from $29,748 in the year 2001, to $2,867,386 for the twelve months ended December 31, 2002, an increase of $2,837,638. This significant increase arose as a result of our issuing shares of our Common Stock to various shareholders in consideration for a variety of financing activities. See "Liquidity and Capital Resources" below and "Part III,
Item 12,
                                                                              20

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

     As a result of the matters discussed above, we generated a net loss attributable to stockholders of $(9,023,480) for year ended December 31, 2002 ($.55 per share), which includes dividends payable to our Preferred shareholders of $472,987, compared to a net loss attributable to stockholders of $(6,986,365) for the prior year ($.50 per share).

Liquidity and Capital Resources

     At December 31, 2002, we had $461,199 in cash and cash equivalents, an increase of $246,463 from December 31, 2001. This increase in cash was attributable to cash used in operating activities of $2,281,797 and cash used in investing activities of $67,649 offset by cash provided by financing activity of $2,595,909.

     At December 31, 2002, our working capital deficiency was $2,991,789. This amount is a decrease of $3,064,177, compared to our working capital of $72,388 at December 31, 2001. The decrease is primarily due to our: decreased accounts receivable and inventory on hand at December 31, 2002, compared to December 31, 2001, and; a net increase in borrowings of $1,900,000 from our various lines of credit during the year ended December 31, 2002. At December 31, 2002, our accounts receivable and inventory was $222,045 and $430,272, respectively, an aggregate decrease of $798,432 when compared to our accounts receivable and inventory of $473,401 and $977,348 at December 31, 2001. During the year ended December 31, 2002, we also aggregated borrowings of $2,351,115 from our lines of credit and from loans from stockholders and directors.

     Net cash used in operating activities during the year ended December 31, 2002, was $2,281,797, versus $5,063,026 for the same period in 2001. Net loss for the year ended December 31, 2002, was $8,549,493, and the net loss for the year ended December 31, 2001 was $6,986,385. For the years ended December 31, 2002 and 2001, the difference between net cash used in operating activities and the net loss was $6,267,696 and $1,923,339, respectively. The significant differences between the net cash used from operating activities of and the net loss is primarily due to our non- cash transactions, which are included to reconcile net loss to net cash used in operating activities, such as the employee and non-employee compensation paid in common stock of $2,247,441 during the year ended December 31, 2002, the amortization of deferred financing costs of $2,748,585 during the year ended December 31, 2002, the fees and commissions paid in stock and warrants of $1,831,797 and stock subscriptions satisfied as compensation for services of $528,979 during the year ended December 31, 2001. Net accounts receivable decreased to $222,045 from $473,401 at December 31, 2001, and inventory decreased to $430,272 from $977,348 at December 31, 2001, which is attributable to the decreased sales volume during the current year.

     Net cash provided by financing activity totaled $2,595,909 for the year ended December 31, 2002, compared to $4,909,153 for the same period in 2001. Proceeds received from the sale of our Common Stock, and the exercise of outstanding warrants were $228,125. During the year ended December 31, 2002, we drew down a net additional $1,900,000 from our lines of credit. In addition, $257,500 was used for principal payments under loan agreements, $274,169 was repaid by related parties for previous advances, and $451,115 was borrowed from related parties.

     During August 2002, we obtained a $2,000,000 line of credit agreement with a bank. The line of credit is available through June 30, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% per annum. The obligation is collateralized by the personal guarantees and by mortgages on specific real estate assets of one of our officers and one of our directors and assignment of patents and settlement proceeds from our patent infringement litigation.

     Also during the third quarter of 2002, we obtained a new $500,000 line of credit agreement with a bank through July 1, 2003. Amounts drawn on this line of credit bear interest at the prime rate plus 3%. The obligation is collateralized by a personal guarantee and a $500,000 certificate of deposit of one of our directors.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 1,100,000 shares of our common stock valued at $3.00 per share, for an aggregate value of $3,300,000 to certain of our officers and directors in consideration for their providing collateral of assets and personal guarantees. Such amount is being amortized as interest expense over the life of the loans. For the year ended December 31, 2002, approximately $1,288,000 has been expensed. As of December 31, 2002, approximately $2,012,000 has been deferred.

     As of December 31, 2001, we had made advances to our Chief Executive Officer (our "CEO") in the total amount of $195,087. Such advances accrued interest at the rate of 8% per annum, were unsecured and were repayable on demand. At December 31, 2001, accrued interest on these advances totaled $12,142. During 2002, we made an additional advance of $268,500 and charged interest of $25,284. The total advances and accrued interest of $501,012 were repaid through reimbursement of business expenses of $58,620 to our CEO and cash of $460,000 in December 2002, resulting in a balance due to our CEO of $17,608 at December 31, 2002.

     During 2001, we advanced $66,940 in loans to a stockholder and director. The advances were unsecured and were non-interest bearing, but were payable upon
demand.   During   2002,   we   advanced
an additional $57,552 to this stockholder/director through an aggregate of transactions. In May 2002,this stockholder/director repaid these advances. Simultaneous therewith, this stockholder/director granted an unsecured loan to us, which loan is due on or before June 30, 2003 and bears interest at 6% per annum. At December 31, 2002, the principal loan balance to this stockholder/director was $119,508.

     During 2002, we borrowed various unsecured loans from other stockholders and a director in the aggregate amount of $564,000, bearing interest at 6% per annum. During the year, we paid $250,000 to the stockholders, leaving a balance of $314,000 at December 31, 2002, payable on or before June 30, 2003.

     In connection with these borrowings from the stockholders and directors, we issued 642,585 shares of our common stock, valued at $3.00 per shares, for an aggregate value of $1,927,755 to the stockholders and directors in consideration of their providing such funds. Such amount is being amortized as interest expensed over the remaining life of the loans. For the year ended December 31, 2002, approximately $1,460,585 has been expensed. As of December 31, 2002, approximately $467,170 has been deferred.

     We have extended the lines of credit for $2,000,000 and $500,000 to the maturity dates of June 30, 2003, and July 1, 2003, respectively, as presented in the accompanying financial statements for the year ended December 31, 2002. If either of these lines of credit or the borrowings from shareholders and directors were to become due, it is unlikely that we would be able to meet these obligations or other obligations that occur in the normal course of business. We are pursuing long-term financing arrangements and have taken several strategic initiatives to improve our working cash position, including an expansion of product lines and various legal proceedings to defend our patents. We have also undertaken severe cost cutting measures, including a reduction of staff. At this time, we are unable to predict whether we will be successful in these efforts. If we are unable to continually extend current lines of credit and borrowings from shareholders as they become due, raise additional long-term financing arrangements and receive market acceptance of our new business strategies, we will not be able to continue as a going concern. The report of our independent auditors on the consolidated financial statements for the years ended December 31, 2002 and 2001 include an explanatory paragraph which stated that we have incurred substantial net losses during the years ended December 31, 2002 and 2001, have an accumulated deficit and have a working capital deficiency, which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the uncertainty and do not reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our management anticipates that net losses will continue and additional cash will be utilized for our operations over the next 12 months.

     As of December 31, 2002, we had the following significant contractual obligations and commercial commitments:

         Minimum lease payments:

              Year Ending
              December 31             Offices          Vehicles
              -----------             -------          --------
                  2003              $  181,727         $111,918
                  2004                 184,362           70,356
                  2005                 147,178           11,473
                  2006                 131,460            2,306
                  2007                 140,850                -
               Thereafter                    -                -
                                    ----------         --------
                                    $1,226,907         $196,053

     Royalty agreement: We are obligated under a product and license agreement expiring in April 2011 whereby we has agreed to pay royalties on sales of V-Formation skates.

         Royalties are computed as follows:

                                                  Per Pair Royalty
                                                  ----------------

                  Through April 19, 2011                $4.00

                  After April 19, 2011                  $2.00

     For all trademark products other than skates and skate products, royalties shall be paid at 2% of the wholesale selling price.

     Licensing agreement: During July 1999, we entered into an agreement that grants us the exclusive world-wide rights to manufacture, sale and use of a patented skate design. The agreement is in effect for the duration of the patents expiring from September 2014 through December 2015.

                  Minimum annual royalty              $60,000

                  Royalty per pair of skates          $0.235
                     covered by the patents

     Employment contracts: The future minimum aggregate annual salary expense for our officers is:

                           Year             Amount
                           ----             ------

                           2003             $345,000

                           2004             $320,000

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

     > Patents and trademarks. The costs associated with the acquisition of a patent and the costs of registering the patents and trademarks are capitalized and amortized on the straight-line basis over the remaining lives of 15 to 17 years. The periods of amortization are periodically evaluated to determine whether circumstances warrant revised estimates of useful lives.

     > Impairment of long-lived assets. Long-lived assets, including patents and trademarks, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable using expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or application of other appropriate valuation techniques.

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

   Independent auditors' report                                           F-1

   Independent auditors' report                                           F-2

   Consolidated balance sheets as of December 31, 2002 and 2001           F-3

   Consolidated statements of operations for the years
   ended December 31, 2002 and 2001                                       F-4

   Consolidated statement of stockholders' equity
   (capital deficit) for the year ended December 31, 2002                 F-5

   Consolidated statement of stockholders' equity
   for the year ended December 31, 2001                                   F-6

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

s/Eisner LLP

Eisner LLP

New York, New York
March 5, 2003

Except as to Notes I[7], M[9] and B
as to which the dates are
March 14, 2003, April 15, 2003 and
July 25, 2003, respectively

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
V-Formation, Inc. and Subsidiaries
Iselin, New Jersey


We have audited the accompanying consolidated balance sheet of V-Formation, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that V-Formation, Inc. and subsidiaries will continue as a going concern. As more fully described in Note A(6), the Company has incurred operating losses and needs to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A(6). The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note B, the 2001 consolidated financial statements have been restated.


                                           s/Citrin Cooperman & Company, LLP
                                           ----------------------------------
                                           CITRIN COOPERMAN & COMPANY, LLP


Springfield, New Jersey
March 14, 2002

October 3, 2003 as to the effects of the 2001 restatement information discussed in Notes A(13), A(16), B, I(6), J, and N


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
As Restated (See Note B)
                                                                                        December 31,
                                                                                  -------------------------
                                                                                      2002         2001
                                                                                  -----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   461,199  $   214,736
   Accounts receivable, net of allowance for doubtful accounts of $40,000 and
      $60,000 at 2002 and 2001, respectively                                          222,045      473,401
   Inventories                                                                        430,272      977,348
   Prepaid expenses and other current assets                                           47,454       45,103
   Related party loans receivable                                                          --       66,940
                                                                                  -----------  -----------

        Total current assets                                                        1,160,970    1,777,528

Property and equipment, net                                                           248,577      283,663
Patents and trademarks, net of accumulated amortization of $230,080 and
   $170,644 in 2002 and 2001, respectively                                            689,293      724,567
Related party loans receivable                                                             --      207,229
Security deposits                                                                      25,742       44,318
Deferred financing costs                                                            2,479,170           --
                                                                                  -----------  -----------

                                                                                  $ 4,603,752  $ 3,037,305
                                                                                  ===========  ===========
LIABILITIES
Current liabilities:
   Bank lines of credit                                                           $ 2,500,000  $   600,000
   Current maturities of long-term debt                                                35,000      257,500
   Accounts payable and accrued expenses                                            1,166,644      847,640
   Related party loans payable                                                         17,607           --
   Due to stockholders/directors                                                      433,508           --
                                                                                  -----------  -----------

        Total current liabilities                                                   4,152,759    1,705,140
                                                                                  -----------  -----------

Long-term debt, net of current maturities                                              70,000      105,000
                                                                                  -----------  -----------

Mandatory redeemable, Series A convertible 6% cumulative non-voting preferred stock, no par value, 500,000 shares authorized, issued and outstanding in
   2002 and 2001, aggregating liquidation preference of
   $30,000 in 2002 and 2001                                                           500,000      500,000
                                                                                  -----------  -----------

Commitments and contingencies (see Note M)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
   Preferred stock - no par value, 7,000,000 shares authorized, 498,127 shares issued and 497,043 shares outstanding in 2002 and 2001, respectively, aggregate liquidation preference $303,964 (Series B $300,002, Series C
      $3,656 and Series D $305) and $303,960 (Series B $300,002, Series C $3,652
      and Series D $305) in
      2002 and 2001, respectively                                                   2,582,857    2,582,857
   Common stock - no par value, 45,000,000 shares authorized, 19,151,125 and 18,494,376 shares issued and outstanding, respectively, in 2002, and
      16,578,330 and 15,921,581 issued and outstanding, respectively, in 2001      40,083,570   32,361,961
   Additional paid-in capital                                                      44,866,297   44,509,585
   Deferred compensation                                                             (375,000)          --
   Accumulated deficit                                                            (86,678,742) (78,129,249)
   Treasury stock at cost, 657,833 shares in 2002 and 2001                           (597,989)    (597,989)
                                                                                  -----------  -----------

        Total stockholders' equity (capital deficit)                                 (119,007)     727,165
                                                                                  -----------  -----------

                                                                                  $ 4,603,752  $ 3,037,305
                                                                                  ===========  ===========

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
As Restated (See Note B)
                                                                            Year Ended
                                                                            December 31,
                                                                     ------------------------
                                                                         2002         2001
                                                                     -----------  -----------
Net sales                                                            $ 1,197,415  $ 1,840,103
Cost of goods sold                                                       996,331    1,487,544
                                                                     -----------  -----------

Gross profit                                                             201,084      352,559
License and royalty income                                                50,000           --
                                                                     -----------  -----------

                                                                         251,084      352,559
                                                                     -----------  -----------

Costs and operating expenses:
   Selling and promotional                                               734,810    1,406,273
   General and administrative (including stock-based compensation
      of $2,247,441 and $2,360,796 in 2002 and 2001, respectively)     4,983,102    4,778,592
   Research and development                                              418,363      389,384
   Depreciation and amortization                                         138,508      139,127
   Loss on factory closing and disposal of assets                             --      223,232
   Reorganization expense                                                     --      150,000
                                                                     -----------  -----------

      Total operating expenses                                         6,274,783    7,086,608
                                                                     -----------  -----------

Loss from operations                                                  (6,023,699)  (6,734,049)
                                                                     -----------  -----------

Other income (expense):
   Interest income                                                        21,511       16,196
   Interest and financing expense                                     (2,867,386)     (29,748)
   Equity-based interest expense                                              --      (30,000)
   Sale of state tax benefit of net operating losses                     234,483           --
   Settlement adjustment                                                  85,598           --
                                                                     -----------  -----------

      Total other income (expense), net                               (2,525,794)     (43,552)
                                                                     -----------  -----------

Loss from continuing operations                                       (8,549,493)  (6,777,601)
Discontinued operations                                                       --     (208,764)
                                                                     -----------  -----------

Net loss                                                              (8,549,493) $(6,986,365)
                                                                                  ===========

Dividends paid on preferred stock                                        236,154
Dividends attributable to preferred stock                                236,833
                                                                     -----------

Net loss attributable to common stockholders                         $(9,022,480)
                                                                     ===========

Loss per common share basic and diluted:
   Continuing operations                                             $     (0.55) $     (0.48)
   Discontinued operations                                                    --        (0.02)
                                                                     -----------  -----------

      Total loss per common share basic and diluted                  $     (0.55) $     (0.50)
                                                                     ===========  ===========

Weighted average shares basic and diluted                             16,407,951   14,094,700
                                                                     ===========  ===========

See notes to consolidated financial statements



V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Capital Deficit)
Year Ended December 31, 2002
As Restated (See Note B)
                           Preferred Stock        Common Stock                                                    Treasury Stock
                         --------------------  ----------------------                                          -------------------
                                                                       Additional
                         Number of              Number of                Paid-in      Deferred   Accumulated   Number of
                          Shares     Amount      Shares      Amount      Capital    Compensation   Deficit       Shares   Amount
                         --------- ----------  ---------- -----------  -----------  -----------  ------------  --------- ---------
Balance at January 1,
    2002                   498,127 $2,582,857  16,578,330 $32,361,961  $44,509,585  $        --  $(78,129,249)   657,833 $(597,989)
Sales of stock                  --         --      70,667     212,000           --           --            --         --        --
Warrants exercised              --         --       4,300      16,125           --           --            --         --        --
Issuance of stock for
   compensation to
   employees/directors          --         --     376,525   1,129,575           --           --            --         --        --
Issuance of stock for
   services to non-
   employees                    --         --     300,000     900,000           --  $  (750,000)           --         --        --
Issuance of stock for
   financing to officers/
   directors/stockholders
   (See Note F)                 --         --   1,100,000   3,300,000           --           --            --         --        --
Issuance of stock for
   financing to officers/
   directors/stockholders
   (See Note M[2])              --         --     642,585   1,927,755           --           --            --         --        --
Issuance of stock for
   Series A Preferred
   dividend                     --         --      10,000      30,000      (30,000)          --            --         --        --
Issuance of stock for
   Series B, C and D
   Preferred dividends          --         --      68,718     206,154     (206,154)          --            --         --        --
Reissuance of warrants
   to employees                 --         --          --          --       64,550           --            --         --        --
Reissuance of warrants
   to non-employees             --         --          --          --      528,316           --            --         --        --
Amortization of deferred
   compensation                 --         --          --          --           --      375,000            --         --        --
Net loss for the year           --         --          --          --           --           --    (8,549,493)        --        --
                         --------- ----------  ---------- -----------  -----------  -----------  ------------  --------- ---------
Balance at December 31,
    2002                   498,127 $2,582,857  19,151,125 $40,083,570  $44,866,297  $  (375,000) $(86,678,742)   657,833 $(597,989)
                         ========= ==========  ========== ===========  ===========  ===========  ============  ========= =========

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Year Ended December 31, 2001
As Restated (See Note B)
                           Preferred Stock        Common Stock                                                    Treasury Stock
                         --------------------  ----------------------                                          -------------------
                                                                       Additional
                         Number of              Number of                Paid-in  Subscriptions  Accumulated   Number of
                          Shares     Amount      Shares      Amount      Capital    Receivable     Deficit       Shares   Amount
                         --------- ----------  ---------- -----------  -----------  -----------  ------------  --------- ---------
Balance at January 1,
   2001 as previously
   reported               975,148  $4,786,470  10,516,647 $25,906,013  $30,798,116  $(2,457,545) $(58,272,030)   479,000 $(209,349)
Prior period adjustments,
   attributable to
   reissuance of warrants                                               12,870,854                (12,870,854)
                          -------- ----------  ---------- -----------  -----------  -----------  ------------  --------- ---------
Balance at January 1,
   2001, as restated       975,148  4,786,470  10,516,647  25,906,013   43,668,970   (2,457,545)  (71,142,884)   479,000  (209,349)
Sales of stock for cash         --         --     345,165   1,035,495           --           --            --         --        --
Warrants exercised by
   officers                     --         --   3,841,000     384,100           --           --            --    128,033  (384,100)
Warrants exercised              --         --     592,521   1,777,563           --           --            --         --        --
Reissuance of warrants
   to employees                 --         --          --          --       64,704           --            --         --        --
Reissuance of warrants
   to non-employees             --         --          --          --      775,911           --            --         --        --
Issuance of stock for
   company
   reorganization               --         --     478,082          --           --           --            --         --        --
Issuance of stock for
   services                     --         --     330,394     991,182           --           --            --         --        --
Subscriptions satisfied
   as compensation for
   services                     --         --          --          --           --      528,999            --         --        --
Subscriptions received          --         --          --          --           --    1,928,546            --         --        --
Series C Preferred Stock
   cancelled                (2,500)   (15,000)         --          --           --           --            --         --        --
Conversion of Series C
   Preferred Stock        (255,022)(1,530,116)    255,022   1,609,111           --           --            --         --        --
Conversion of Series D
   Preferred Stock        (219,499)  (658,497)    219,499     658,497           --           --            --         --        --
Purchase of treasury stock      --         --          --          --           --           --            --        800    (4,540)
Common stock redeemed           --         --          --          --           --           --            --     50,000        --
Net loss for the year           --         --          --          --           --           --    (6,986,365)        --        --
                          -------- ----------  ---------- -----------  -----------  -----------  ------------  --------- ---------
Balance at December 31,
   2001                    498,127 $2,582,857  16,578,330 $32,361,961  $44,509,585  $         0  $(78,129,249)   657,833 $(597,989)
                          ======== ==========  ========== ===========  ===========  ===========  ============   ======== =========

See notes to consolidated financial statements


V-FORMATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
As Restated (See Note B)
                                                                                        Year Ended
                                                                                        December 31,
                                                                                --------------------------
                                                                                    2002           2001
                                                                                -----------    -----------
Cash flows from operating activities:
   Net loss                                                                     $(8,549,493)   $(6,986,365)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 138,508        139,127
      Amortization of deferred financing costs                                    2,748,585             --
      Employee compensation paid in common stock/warrants                         1,194,125             --
      Issuance of stock/warrants to nonemployees including amortization of
        deferred compensation                                                     1,053,316             --
      Fees and commissions paid in stock and warrants                                    --      1,831,797
      Stock subscriptions satisfied as compensation for services                         --        528,999
      Interest accrued on shareholder loans                                              --        (12,141)
      Loss on factory closing and disposal of assets                                     --        223,232
      Bad debts                                                                          --         72,267
      Changes in:
        Accounts receivable                                                         251,356       (372,319)
        Inventories                                                                 547,076       (785,483)
        Prepaid expenses and other current assets                                    (2,351)       (32,804)
        Security deposits                                                            18,576         (6,881)
        Accounts payable and accrued expenses                                       318,505        337,545
                                                                                -----------    -----------

           Net cash used in operating activities                                 (2,281,797)    (5,063,026)
                                                                                -----------    -----------
Cash flows from investing activities:
   Capital expenditures for equipment                                               (43,487)      (340,742)
   Capital expenditures for patents                                                 (24,162)            --
                                                                                -----------    -----------

           Net cash used in investing activities                                    (67,649)      (340,742)
                                                                                -----------    -----------
Cash flows from financing activities:
   Borrowings under bank lines of credit                                          3,150,000        600,000
   Repayment of bank line of credit                                              (1,250,000)            --
   Advances from (to) related parties, net                                          725,284       (229,572)
   Principal payments under long-term debts                                        (257,500)      (262,334)
   Proceeds from issuance of common stock and exercise of warrants                  228,125      4,805,599
   Purchase of treasury stock                                                            --         (4,540)
                                                                                -----------    -----------

           Net cash provided by financing activities                              2,595,909      4,909,153
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                246,463       (494,615)
Cash and cash equivalents, beginning of year                                        214,736        709,351
                                                                                -----------    -----------

Cash and cash equivalents, end of year                                          $   461,199    $   214,736
                                                                                ===========    ===========

See notes to consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Business:

     V-Formation, Inc. ("V-Formation") was organized in January 1995 and sells patented V-configuration in-line roller skates to sporting goods retailers located throughout the United States and Canada. V-Formation's two subsidiaries discontinued operations in 2001 and remain inactive.

     V-Formation   manufactures  through  contractors  and  distributes  in-line skates. V-Formation incorporates a proprietary, patented angular wheel technology that displaces the wheels at alternating 16-degree angles.

[2]  Principles of consolidation:

     The consolidated financial statements include accounts of V-Formation, Inc. and its wholly owned subsidiaries, On Net Sports, Inc. and Soft Machine, Inc., collectively referred to as (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

[4]  Company reorganization:

     Effective March 14, 2001, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), the Company acquired all of the outstanding shares of Buckeye Oil & Gas, Inc. ("Buckeye"), a publicly held corporation, an inactive shell, in exchange for 478,082 shares of the Company's common stock and a payment of $150,000, which was charged to reorganization expense. The shares issued represent approximately 2.5% of the Company's outstanding securities subsequent to the transaction. V-Formation was the surviving corporation.

[5]  Cash equivalents:

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

[6]  Going concern:

     At December 31, 2002, the Company has incurred substantial net losses, has a capital deficit and has a working capital deficiency. The Company has been dependent upon capital raised through private placement of convertible debt and equity and through the public offering of the Company's common stock to finance its business operations.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  Going concern: (continued)

     The Company's viability is dependent upon its ability to raise additional capital to continue as a going concern. In June 2002, the Company obtained a $500,000 line of credit. In August 2002, the Company obtained a $2,000,000 line of credit. At December 31, 2002, the $500,000 and
     $2,000,000 lines of credit were both fully utilized and are due June 30, 2003 and July 1, 2003, respectively (see Note E). The Company continues to be in discussions with investment bankers and others to seek extension of due dates of lines of credit and additional financing for operations. The Company believes it will have adequate financial resources for at least the next 12 months. However, no assurance can be given that the Company will obtain any additional financing.

     In September 2002, the Company expanded its product offerings to include a line of paintball products. The Company believes that sales from paintball products will offset the declining sales from its existing in-line skating products. Unless the Company generates positive cash flows from operations in the near future, of which there can be no assurance, the failure to infuse additional capital into the Company may force management to significantly curtail expenditures, which may affect the Company's ability to fully implement its business plan.

     During the years ended December 31, 2002 and 2001, the Company incurred costs associated with various legal proceedings, including the defending the Company's patents in the amount of $649,524 and $266,945, respectively. These costs have been expensed as incurred.

     These issues raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

[7]  Supplementary disclosures of cash flow information:

     During the years ended December 31, 2002 and 2001, the Company paid interest expense of $114,526 and $29,748, respectively.

[8]  Supplementary schedule of noncash investing and financing activities:

                                                                  Year Ended
                                                                  December 31,
                                                                      2002
                                                                  -----------

          Common stock issued as dividends to preferred holders    $236,154
                                                                   ========

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

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[9]  Concentration of credit risk: (continued)

     At December 31, 2002 and 2001, the Company had a cash bank balance in one bank which was approximately $325,000 and $60,000, respectively, in excess of the $100,000 limit insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with regard to cash.

     During the year ended December 31, 2002, one customer accounted for approximately 15.8% of net sales.

     At December 31, 2002, the Company had accounts receivable from one customer in the amount of approximately $125,000, representing 52% of the accounts receivable balance at that date. At December 31, 2001, the Company had accounts receivable from two customers in the amounts of approximately $95,300 and $51,800, representing 20% and 11% of the accounts receivable at that date.

     The Company uses an outside manufacturer to produce its products. During the years ended December 31, 2002 and 2001, two vendors accounted for approximately 85.9% and 75.3% purchase of products, respectively.

[10] Fair value of financial instruments:

     The Company's financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair values of financial instruments approximate their recorded values. Fair values of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable (see Note A[6]).

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

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[13] Stock-based compensation:

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value-based method had been applied to all awards.

                                                             Year Ended
                                                           December 31,
                                                    -------------------------
                                                         2002         2001
                                                    ------------  -----------

        Reported net loss attributable
          to common stockholders                    $ (9,022,480) $(6,986,365)
        Stock-based employee compensation
          expense included in reported net loss,
          net of related tax effects                   3,149,960
        Stock-based employee compensation
          determined under the fair value-based
          method, net of related tax effects          (4,337,209)    (898,187)
                                                    ------------  -----------

        Pro forma net loss                          $(10,213,729) $(7,884,552)
                                                    ============  ===========

        Net loss per common share
       (basic and diluted):
          As reported                                  $(0.55)       $(0.50)
                                                       ======        ======

          Pro forma                                    $(0.62)       $(0.56)
                                                       ======        ======

     During the years ended December 31, 2002 and 2001, the fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model using the following assumptions: an expected life of one year, a risk-free interest rate of approximately 2%, no expected volatility and a dividend yield of 0%. The weighted average fair value of warrants granted during the years ended December 31, 2002 and 2001 was $.44 and $0.88, respectively.

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

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[16] Revenue recognition:

     Revenue is recognized upon shipment of products. Allowances for estimated discounts and allowances are recognized when sales are recorded. License fees and royalty income are recognized when they are earned.

     During the years ended December 31, 2002 and 2001, the Company incurred approximately $118,000 and $92,000 in sales discounts, respectively. Sales discounts have been included as a reduction of revenue.

[17] Reclassification:

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

[18] Loss per common share:

     Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average number of shares outstanding. Dilutive earnings per share calculations include the potential exercise of stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in 2002 and 2001 loss per share computations as their effect would have been antidilutive. Potential common shares totaling 3,871,183 and 4,991,914, which consist of outstanding warrants and convertible preferred shares, are considered to be antidilutive at December 31, 2002 and 2001, respectively.

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

[20] New accounting pronouncements:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 65, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the requirements that all gains and losses from extinguishment of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption is not expected to have a material impact on the financial statements.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[20] New accounting pronouncements: (continued)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" ("SFAS 146"). This statement revises the accounting for exit and disposal activities under Emerging Issues task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will impact any exit or disposal activities initiated after such date.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock-based compensation and the pro forma effect on reported results of applying the fair value method for entities that use intrinsic value method. The pro forma disclosures are also required to be displayed prominently in interim financial statements. The Company does not intend to change to the fair value method of accounting and has included the disclosure requirements of SFAS 148 in the accompanying consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements of FIN 45 will have a material effect on its financial position or results of operations.

     In  January  2003,  the FASB  issued  FASB  Interpretation  46 ("FIN  46"),
     "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial
     Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE B - RESTATEMENT

The Company's consolidated financial statements as of and for the year ended December 31, 2002 have been adjusted and restated to: reclassify approximately $118,000 of sales discounts from operating expenses to net sales; expense approximately $762,000 of capitalized legal fees incurred for defending patents; reverse approximately $22,000 of amortization related to the legal fees capitalized; defer approximately $846,000 of additional deferred financing costs related to the 1,100,000 and 642,585 shares of common stock issued in relation to the lines of credit and borrowings from shareholders, respectively, record approximately $593,000 of stock-based compensation to reflect the estimated fair value of 688,943 common stock warrants extended from December 31, 2002 to December 31, 2003, and; reverse approximately $34,000 of interest expense. The restatements for both additional paid-in capital and accumulated deficit as of December 31, 2002 were affected by restatements made for the year ended December 31, 2001. The impact of these adjustments and restatements are as follows:

                                                   As Previously        As
                                                     Reported        Restated
                                                   ------------    ------------
     Balance sheet:
        Patents and trademarks, net                $  1,429,175    $    689,293
        Deferred financing costs                      1,633,338       2,479,170
        Additional paid-in capital                   30,596,213      44,866,297
        Accumulated deficit                         (72,514,608)    (86,678,742)

     Statement of operations:
        Net sales                                     1,314,915       1,197,415
        Gross profit                                    318,584         201,084
        Selling and promotional                         852,310         734,810
        General and administrative                    3,635,742       4,983,102
        Depreciation and amortization                   160,708         138,508

        Total operating expenses                      5,067,123       6,274,783
        Loss from operations                         (4,698,539)     (6,023,699)
        Interest and financing expenses              (3,739,891)     (2,867,386)
        Total other income (expense)                  3,398,289      (2,525,794)
        Net loss                                     (8,096,828)     (8,549,493)
        Net loss attributable to common stockholders (8,569,815) (9,022,480) Total net loss attributable to common stockholders per common share basic
           and diluted                                    (.052)          (0.55)

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE B - RESTATEMENT  (CONTINUED)

The Company's consolidated financial statements as of and for the year ended December 31, 2001 have been adjusted and restated to: reclassify approximately $92,000 of sales discounts from operating expenses to net sales; record approximately $841,000 of stock-based compensation to reflect the estimated fair value of 871,017 common stock warrants extended from December 31, 2001 to December 31, 2002, and; reclassify $1,520,181 of stock-based compensation as part of general and administrative expenses. The restatements for both additional paid-in capital and accumulated deficit as of December 31, 2001 were affected by the recording of reissuing common stock warrants prior to December 31, 2001 in the amount of approximately $12,871,000. This amount was not reflected in the statement of operations for the year ended December 31, 2001. The impact of these adjustments and restatements are as follows:

                                                 As Previously        As
                                                   Reported        Restated
                                                 ------------    ------------
     Balance sheet:
        Additional paid-in capital               $ 30,798,116    $ 44,509,585
        Accumulated deficit                       (64,417,780)    (78,129,249)

     Statement of operations:
        Net sales                                   1,931,781       1,840,103
        Gross profit                                  444,237         352,559
        General and administrative                  2,417,796       4,778,592
        Stock-based compensation                    1,520,181
        Total operating expenses                    6,337,671       7,086,608
        Loss from operations                       (5,893,434)     (6,734,049)
        Net loss                                   (6,145,750)     (6,986,365)
        Total net loss attributable to common
           stockholders per common share basic
           and diluted
                                                        (.042)          (0.50)

NOTE C - INVENTORIES

Inventories consist of:

                                                 December 31,
                                             -------------------
                                               2002       2001
                                             --------   --------

     Finished goods                          $252,113   $702,952
     Raw materials                             99,263     92,262
     Progress payments on production costs     78,896    182,134
                                             --------   --------

                                             $430,272   $977,348
                                             ========   ========

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE D - PROPERTY AND EQUIPMENT

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


NOTE E - PATENTS AND TRADEMARKS

The Company  owns or  licenses  various  patents of  technology  concerning  its
V-configuration skates, as well as in-line skates and boots with an interchangeable skate chassis. In December 2000, the Company acquired six patents which cover a range of key in-line skate design elements, including wheel and sidewall mounting and construction. The Company also has trademarks of various names and logos.

The costs associated with the acquisition of a patent and the costs of registering the patents and trademarks are capitalized and amortized on the straight-line basis over the remaining lives of 15 to 17 years. The periods of amortization are periodically evaluated to determine whether circumstances warrant revised estimates of useful lives. During the years ended December 31, 2002 and 2001, the Company capitalized costs of $24,162 and $254,528 in association with the acquisition and registering of patents and trademarks, respectively.

The Company reviews the carrying value of patents and trademarks to determine whether there are any impairment losses. If indicators of impairment were present, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. Although the Company has experienced recurring net losses, projected cash flows do not indicate an impairment of the value of patents and trademarks recorded in the accompanying consolidated financial statements. Commencing January of 2001, the Company filed several lawsuits against in-line skate manufacturers for infringing on one or more of these patents (see Note M).

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE F - BANK LINES OF CREDIT

Through September 2001, the Company had a $620,000 line of credit agreement with a bank. The obligation bore interest at the bank's prime rate plus 1.5% and was collateralized by the assets of one of the Company's officers and one of its directors.

In September 2001, the Company obtained a line of credit agreement with a bank for $1,250,000. The line of credit was available through March 31, 2002, which was extended through July 2002 and further extended through January 1, 2003. Amounts drawn on the line bore interest at the prime rate plus 2% until July 2002 and increased to 3% in July 2002 (6.75% as of December 31, 2001). The obligation was collateralized by the personal guarantees and by mortgages on specific real estate assets of one of the Company's officers and one of its directors. The line of credit was fully paid down and terminated when the new credit agreement was entered into.

In August 2002, the Company entered into a new $2,000,000 line of credit agreement with the bank. The line of credit is available through July 30, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time and is payable monthly (6% at December 31, 2002). The obligation is collateralized by the personal guarantees and second mortgages on specific real estate assets of one of the Company's officers and one of its directors and by assignments of patents and settlement proceeds from patent infringements. At December 31, 2002, the line was fully utilized. The line of credit agreement contains certain financial covenants, including the submission of timely financial statements. At March 31, 2003, the Company became noncompliant with such covenants; however, the Company received a waiver from the lender for such noncompliance. The Company has since provided the financial statements to the bank.

In addition, in June 2002, the Company obtained a new $500,000 line of credit agreement with a bank through July 1, 2003. Amounts drawn on this line of credit bear interest at prime rate plus 3% (7.25% at December 31, 2002) and is payable monthly. The obligation is collateralized by certificates of deposit and personal guarantees of one of the Company's directors. At December 31, 2002, the line was fully utilized.

In connection with the lines of credit for $2,000,000 and $500,000, the Company issued 1,100,000 shares of common stock valued at $3.00 per share, for an aggregate value of $3,300,000, to certain officers and directors in consideration of their providing collateral of assets and personal guarantees. Such amount is being amortized as interest expense over the life of the loans. For the year ended December 31, 2002, approximately $1,288,000 has been expensed. As of December 31, 2002, approximately $2,012,000 has been deferred.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following obligations:

                                                                 December 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
     Notes payable in 18 equal quarterly installments
     of $77,153, including interest at 8%, commencing
     April 1, 1998 and due July 1, 2002.  These notes
     are collateralized by consent judgments in favor
     of the creditors, signed by the Company and certain
     of its officers, and certain covenants that restrict
     officers' compensation, restrict the making of loans
     and prohibit the declaration or payment of cash
     dividends                                                          $222,500

     Unsecured note payable in five annual installments
     of $35,000, without interest, commencing March 15,
     2001. The unpaid balance of the note is payable in
     full in the event of sale or merger of the Company,
     or in the event the Company receives net funding of
     $1,500,000 or more from an equity offering (see
     Note M).                                               $105,000     140,000
                                                            --------    --------

                                                             105,000     362,500
     Less current maturities                                  35,000     257,500
                                                            --------    --------

                                                            $ 70,000    $105,000
                                                            ========    ========

Following is the schedule of maturities of long-term debt:

         Year Ending
        December 31,
        ------------

            2003                             $ 35,000
            2004                               35,000
            2005                               35,000
                                             --------

                                             $105,000
                                             ========

NOTE H - MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK

The Series A Convertible 6% Cumulative Non-Voting Preferred Stock ("Series A Preferred Stock"), which pays cumulative annual dividends (if and when declared by the Board) of the original series issue price or $.06 per share, payable in stock as in cash at the election of the Company, is redeemable at the option of the holders at a price of $1.00 per share, together with all accrued and unpaid dividends on each share. In the event of any liquidation, dissolution or winding up of the Company, Series A preferred stockholders are entitled to receive $0.06 per share, together with all unpaid dividends on these shares before any distributions to the holders of the common stock of the Company or any other shares of the Company ranking lower in priority to the Series A Preferred Stock.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE H - MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK  (CONTINUED)

The Series A Preferred Stock is mandatorily redeemable; hence, it is presented outside of the permanent equity section of the Company's consolidated balance sheets. Dividend on convertible preferred stock for both of the years ended December 31, 2002 and 2001 was $30,000 paid in common stock of the Company. At December 31, 2002, dividends on the Series A were in arrears by $30,000. Series A Preferred Stock is convertible at the option of the holder into one share of common stock of the Company for each share of Series A Preferred Stock.


NOTE I - STOCKHOLDERS' EQUITY

[1]  Common stock:

     During 2002 and 2001, the Company sold in a private placement an aggregate of 70,667 and 345,165 shares of its common stock, receiving proceeds of $212,000 and $1,035,495, respectively. In 2001, in connection with the settlement of a legal dispute, the Company redeemed 50,000 shares of common stock at no cost, which is shown under treasury stock in the accompanying consolidated financial statements.

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

[3]  Series B Preferred Stock:

     The Series B 8% Cumulative Non-Voting Preferred Stock ("Series B Preferred Stock") pays annual dividends of 8% of the original series issue price and is cumulative. Since the Company's common stock became registered as a result of its merger with a public company (Note A) more than one year after the date of issuance, the Company is required to pay 8% dividends per annum, payable quarterly commencing November 1997. The stock may not be redeemed, but is convertible into common stock at the option of the holder. The number of shares issueable upon conversion is determined by dividing the original issue price plus paid dividends plus the forced conversion factor (18% of original issue price, if applicable) by the conversion price at the time in effect as adjusted for later stock splits or recapitalization, if applicable. The Company may force the conversion of the stock on the consummation of the sale of the Company's common stock in a bona fide underwriting commitment pursuant to a registration statement under the Securities Act of 1933, which results in aggregate cash proceeds in excess of $10 million, and a public offering price of not less than $5.00 per share. At December 31, 2002, dividends on the Series B were in arrears by $24,000.

     In the event of any liquidation, dissolution or winding up of the Company, the Series B preferred stockholders are entitled to receive $2.93 per share, together with all unpaid dividends on these shares after the distribution to Series A Preferred Stock but before any distribution to the holders of common stock or any other shares of the Company.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[4]  Series C Preferred Stock:

     The Series C Non-Voting Preferred Stock ("Series C Preferred Stock") has an 8% cumulative dividend payable in either cash or stock, at the discretion of the Company. Since the Company's common stock became registered as a result of its merger with a public company (Note A) more than one year after the date of issuance (June 1999 through February 2000), the Company is required to pay 8% dividends per annum, payable quarterly commencing November 2000. The Series C Preferred Stock is also convertible into common stock on a share-for-share basis with a cash conversion premium of not less than 16% ($0.96 per share) of the original $6 per share purchase price of the Series C Preferred Stock. Shareholders have piggyback and demand registration rights. At December 31, 2002, dividends on the Series C were in arrears by $175,513.

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

[5]  Series D Preferred Stock:

     During February 2000, the Company completed a private placement in which it sold 83,333 equity units at $9.00 per unit. Each unit consists of three shares of Series D 8% Cumulative Non-Voting Convertible Preferred Stock ("Series D Preferred Stock") and three detachable Preferred Series D Warrants per share. Proceeds from the issuance totaled $750,000. The Series D Preferred Stock has an 8% cumulative dividend payable after the first year in either cash or stock, at the discretion of the Company. The Series D Preferred Stock is convertible into common stock on a share-for-share basis with a cash conversion premium of not less than 132% ($3.96 per share) of the original $3 per share purchase price of the Series D Preferred Stock. During the year ended December 31, 2001, shareholders converted 219,499 shares of Series D Preferred Stock into common stock on a share-for-share basis for the original $3.00 per share purchase price. The relevant conversion premium was waived by the Company in consideration of the Series D preferred stockholders giving up their rights to cumulative dividends related to their Series D Preferred Stock holdings.

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

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[5]  Series D Preferred Stock: (continued)

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

     The following is a summary of activity of the various series of preferred stock included in stockholders' equity for the years ended December 31, 2002 and 2001:

                                             Year Ended December 31,
                                -----------------------------------------------
                                         2002                    2001
                                ----------------------   ----------------------
                                  Shares      Amount       Shares      Amount
                                ---------   ----------   ---------   ----------
         Series B:
            Beginning balance     102,390   $  300,000     102,390   $  300,000
            Activity
                                ---------   ----------   ---------   ----------

            Ending balance        102,390   $  300,000     102,390   $  300,000
                                =========   ==========   =========   ==========

         Series C:
            Beginning balance     365,236   $2,191,354     622,758   $3,736,470
            Conversion to common                          (255,022)  (1,530,116)
            Stock cancelled                                 (2,500)     (15,000)
                                ---------   ----------   ---------   ----------

            Ending balance        365,236   $2,191,354     365,236   $2,191,354
                                =========   ==========   =========   ==========

         Series D:
            Beginning balance      30,501   $   91,503     250,000   $  750,000
            Conversion to common                          (219,499)    (658,497)
                                ---------   ----------   ---------   ----------

            Ending balance         30,501   $   91,503      30,501   $   91,503
                                =========   ==========   =========   ==========

         Total:
            Beginning balance     498,127   $2,582,857     975,148   $4,786,470
            Conversion to common                          (474,521)  (2,188,613)
            Stock cancelled                                 (2,500)     (15,000)
                                ---------   ----------   ---------   ----------

            Ending balance        498,127   $2,582,857     498,127   $2,582,857
                                =========   ==========   =========   ==========

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[6]  Warrants:

     The Company has issued warrants to purchase its shares of common stock in connection with the sale of its common stock, and as compensation to employees and unrelated service providers.

     The following is a summary of warrant activity for the years ended December 31, 2002 and 2001. All warrants are exercisable.

                                                   Series C        Series D
                                Common Stock       Preferred       Preferred
                             ------------------  --------------  --------------
                                        Weighted       Weighted         Weighted
                               Number    Average Number Average  Number Average
                                 of     Exercise   of   Exercise   of   Exercise
                               Shares     Price  Shares   Price  Shares   Price
                             ----------  ------  -------  -----  -------  -----

 Balance at January 1, 2001   7,168,831  $ 1.34  701,744  $6.75  499,331  $3.00
 Granted                         66,091  $ 3.00
 Exercised                   (3,874,722) $ 0.13  (59,468) $3.00 (499,331) $3.00
 Expired                        (39,686) $ 4.59   (5,000) $6.00
                             ----------          -------         -------

 Balance at December 31, 2001 3,320,514  $ 2.78  637,276  $6.00        0
 Granted                      1,715,136  $ 3.00   53,775  $3.00
 Exercised                   (2,150,085) $ 3.00   (9,800) $3.00
 Converted                       73,000  $ 6.00  (73,000) $6.00
 Expired                       (384,425) $ 3.49 (308,251) $6.00
                             ----------          -------

 Balance at December 31, 2002 2,574,140  $ 3.02  300,000  $6.00        0
                             ==========          =======         =======

     In conjunction with the private placement of Series C Preferred Stock, which took place during 1999, the Company issued 1,188,876 warrants. Each warrant entitles the holder to purchase one share of Series C Preferred Stock for $6 per share. The warrants are exercisable for a period of three years.

     In October 2000, pursuant to a resolution of the Board of Directors, the Company instituted a warrant exercise incentive program, which provided all holders of common stock warrants and substantially all holders of Preferred Series C and Series D Warrants with the opportunity to exercise their warrants to purchase common shares at the lesser of the original exercise price or $3.00 per share. The revised terms were available for all eligible warrants that were exercised by December 31, 2000 and paid by March 31, 2001. As of December 31, 2000, subscriptions receivable, representing warrants exercised but not fully paid, totaled $2,457,545. Under the terms offered, any warrant holders that partially exercised their warrants forfeited all unexercised warrants. Any warrant holders that did not exercise their warrants by the specified date kept their warrants at the original terms.

     In March 2001, officers of the Company exercised 3,841,000 common stock warrants at an exercise price of $0.10 per share. The exercise price relating to these warrants was paid for by the surrender of 128,033 unrestricted shares outstanding which were held by the officers of the Company.

     During the year ended December 31, 2001, warrant holders exercised warrants to purchase a total of 592,521 shares of the Company's common stock.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[6]  Warrants: (continued)

     On December 31, 2001, 871,017 common stock warrants that were due to expire were extended through December 31, 2002. The Company recorded a charge to operations of $840,615 to reflect the estimated fair value of the reissuance of these warrants as determined under the Black-Scholes option-pricing model using the following assumptions: an expected life of one year, a risk-free interest rate of approximately 2%, not expected volatility and dividends yield of 0%.

     During the year ended December 31, 2002, the Company granted 53,775 warrants to employees of the Company to purchase Series C Preferred Stock in connection with employment agreements at an exercise price of $3.00 per share, equivalent to the estimated fair value of the Series C Preferred Stock determined by the conversion rate of such class of common stock for cash. Hence, no compensation expense was recorded.

     Of the 1,100,000 shares of common stock issued in relation to the lines of credit for $2,000,000 and $500,000, 1,050,000 and 50,000 shares were from the exercise of common stock warrants granted in the years ended December 31, 2002 and 2001, respectively (see Note F). Of the 642,585 shares of common stock issued in connection with borrowings from stockholders and directors, all were from the exercise of common stock warrants granted in the year ended December 31, 2002 (see Note M[2]).

     Of the 376,525 shares of common stock issued for compensation to employees during the year ended December 31, 2002, 7,500 shares were from the exercise of common stock warrants granted in the year ended December 31, 2002 and 345,700 shares were from the exercise of common stock warrants granted prior to January 1, 2001.

     Of the 300,000 shares of common stock issued from compensation to nonemployees during the year ended December 31, 2002, 50,000 shares were from the exercise of common stock warrants granted prior to January 1, 2001.

     In addition, during the year ended December 31, 2002, a stockholder exercised 4,300 common stock warrants at $3.75 per share, two stockholders were granted 8,001 common stock warrants at an exercise price of $3.00 per share and an employee was granted 7,050 common stock warrants at an exercise price of $6.00 per share. Accordingly, the exercise of 4,300 common warrants was recorded as an equity transaction and both grants of 8,001 and 7,050 do not have an intrinsic value; hence, no expense was recorded.

     On December 12, 2002, certain warrant holders elected to convert 73,000 Series C Preferred Stock warrants to 73,000 common stock warrants with an expiration date of December 31, 2002.

     During the year ended December 31, 2002, 384,425 common stock warrants, at a weighted average exercise price of $3.49 per share, expired. For the year ended December 31, 2002, all grants of common stock warrants, except for the 7,050 common stock warrants granted to an employee, had an expiration date of December 31, 2002. The 7,050 common stock warrants granted to the employee had an expiration date of December 31, 2003.

     On December 31, 2002, 688,943 common stock warrants with an expiration date of December 31, 2002 were extended to December 31, 2003. The Company recorded a charge to operations of $592,866 to reflect the estimated fair value of the reissuance of these warrants as determined under the Black-Scholes option-pricing model using the following assumptions: an expected life of one year, a risk-free interest rate of approximately 2%, no expected volatility and a dividend yield of 0%. As of December 31, 2002, the 2,574,140 common stock warrants outstanding have a weighted average remaining life of 1.95 years.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[7]  Dividends:

     On February 20, 2002, the Board of Directors declared and paid dividends on the Series A, Series B, Series C and Series D Preferred Stock pursuant to the designations and preferences of each such series of preferred stock, through the issuance of 78,718 shares of common stock of the Company, for the fiscal year ended December 31, 2001 which were in arrears.

     In March 2003, the Board of Directors declared and paid a dividend in arrears on all series of preferred stock in the aggregate amount of $236,833, through the issuance of an aggregate of 78,944 shares of common stock of the Company, for the fiscal year ended December 31, 2002, which were in arrears.


NOTE J - STOCK-BASED COMPENSATION

During 2002 and 2001, the Company issued common stock, preferred stock and warrants to purchase common and preferred stock to employees and unrelated service providers as compensation. The following is a summary of stock and warrants issued for compensation:

                                                          Number of Compensation
                                                           Shares      Amount
                                                         ----------  ----------

 2002:  Common stock issued to employees/directors          376,525  $1,129,575
        Common stock issued to service providers            300,000     900,000
        Common stock issued in connection with financing  1,742,585   5,227,755
        Extension of warrants to employees                               64,550
        Extension of warrants to nonemployees                           528,316
        Deferred financing cost                                      (2,479,170)
        Deferred compensation                                          (375,000)
                                                         ----------  ----------

                                                          2,419,110  $4,996,026
                                                          =========  ==========

                                                          Number of Compensation
                                                            Shares     Amount
                                                          ---------  ----------
 2001:  Subscriptions satisfied as compensation for
           services                                                  $  528,999
        Common stock issued to service providers            330,395     991,182
        Extension of warrants to employees                               64,704
        Extension of warrants to nonemployees                           775,911
                                                          ---------  ----------

                                                            330,395  $2,360,796
                                                          =========  ==========

The amounts of compensation charged to operations on account of employees and service providers who received common stock has been determined based upon the fair value of the common stock as of the date of issuance. Such fair value has been estimated by management based upon contemporaneous sales of common stock for cash.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE K - STOCK-OPTION PLAN

During June 2001, the Company's Board of Directors unanimously approved the adoption of a 2001 Stock Option Plan for officers, directors, employees, consultants and advisors of the Company and reserved an aggregate of three million shares of the Company's common stock, which shall underlie stock options granted pursuant to the plan. No options have been granted through December 31, 2002.


NOTE L - DISCONTINUED OPERATIONS

Effective April 2001, the Company discontinued the operations of its subsidiaries, On Net Sports, Inc. and Soft Machine, Inc. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statements of operations. Neither of the subsidiaries had generated any revenues since their inception, late in 2000.


NOTE M - COMMITMENTS AND CONTINGENCIES

[1]  Employment contracts:

     During 1999, the Company entered into employment agreements with four officers. During 2000, the agreements were extended through December 31, 2004. Aggregate salary expense for officers was $420,000 and $415,500 for 2002 and 2001, respectively. The future minimum aggregate annual salaries are $345,000 for 2003 and $320,000 for 2004.

[2]  Related party transactions:

     During October 2001, in return for assistance in obtaining the line of credit (Note F) and collateralizing the loan with personal assets, the Company provided a director of the Company stock-based compensation of $518,999. As a result of the arrangement, the director satisfied $1,037,999 of stock subscriptions payable to the Company with an October 2001 payment in the amount of $519,000. In addition, another shareholder satisfied
     $10,000 of stock subscriptions payable to the Company as compensation for services performed.

     As of December 31, 2001, the Company had made advances to the Chief Executive Officer (the "CEO") in the total amount of $195,087. Such advances accrued interest at the rate of 8% per annum, were unsecured and were repayable on demand. At December 31, 2001, accrued interest on these advances totaled $12,142. During 2002, the Company made an additional advance of $268,500 and charged interest of $25,284. The total advances and accrued interest of $501,012 were repaid through reimbursement of business expenses of $58,620 to the CEO and cash of $460,000 in December 2002, resulting in a balance due to the CEO of $17,608 at December 31, 2002.

     During the year ended December 31, 2001, the Company advanced $66,940 in loans to a stockholder and director. The advances were unsecured and were non-interest bearing, but were payable on demand. During 2002, the Company advanced an additional $57,552 to the stockholder/director through an aggregate of transactions. In May 2002, the stockholder/director repaid these advances. Simultaneous therewith, this stockholder/director granted an unsecured loan to the Company, which loan is due on or before June 30, 2003 and bears interest at 6% per annum. At December 31, 2002, the principal loan balance to the stockholder/director was $119,508.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE M - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[2]  Related party transactions: (continued)

     During the year ended December 31, 2002, the Company borrowed various unsecured loans from other stockholders and a director in the aggregate amount of $564,000, bearing interest at 6% per annum. During the year, the Company paid $250,000 to the stockholders, leaving a balance of $314,000 at December 31, 2002, payable on or before June 30, 2003.

     In connection with these borrowings from the stockholders and directors, the Company issued 642,585 shares of common stock valued at $3.00 per share for an aggregate value of $1,927,755 to the stockholders and directors in consideration of their providing such funds (Note I[6]). Such amount is being amortized as interest expensed over the remaining life of the loans. For the year ended December 31, 2002, $1,460,585 has been expensed. As of December 31, 2002, $467,170 has been deferred.

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

     Minimum lease payments under these leases are as follows:

               Year Ending
               December 31,                     Offices        Vehicles
               ------------                 -------------    ------------

                2003                        $     181,727    $    111,918
                2004                              184,362          70,356
                2005                              147,178          11,473
                2006                              131,460           2,306
                2007                              140,850
                Thereafter                        441,330
                                            -------------    ------------

                                            $   1,226,907    $    196,053
                                            =============    ============

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE M - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[4]  Royalty agreement:

     Through April 2011, the Company is obligated under a product and license agreement whereby it has agreed to pay royalties on sales of V-Formation skates, V-Formation skate products and other trademark products. Royalties are computed as follows:

     (a) For all trademark products other than skates and skate products, royalties shall be paid at 2% of the wholesale selling price. The Company did not incur any royalty expense during the years ended December 31, 2002 and 2001.

     (b) For all skates and skate products, royalties shall be paid at $4.00 per pair through April 19, 2011 and $2.00 per pair thereafter. Royalty expense incurred under this agreement was $38,936 and $19,572 for the years ended December 31, 2002 and 2001, respectively.

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

[6]  Discontinued operations:

     In May 2000, the Company entered into an agreement to acquire 100% of On Net Sports, Inc. ("ONSI"). ONSI was a development stage company that intended to be a 24-hour-a-day sports talk Internet webcasting station offering an interactive, real-time arena for news, statistics and scores. The assets acquired consisted of the name On Net Sports, Inc. and the business concept.

     During June 2000, the Company entered into an agreement whereby it acquired certain software programs as well as the rights to any and all intellectual properties currently owned, in development or which may be created by the software developer. The software and intellectual property rights were acquired by Soft Machine, Inc. ("SMI"), a newly created, wholly owned subsidiary of V-Formation, Inc.

     Effective April 2001, the Company discontinued the operations of these subsidiaries. The operating expenses of the subsidiaries have been reported as discontinued operations in the consolidated statement of operations.
     Neither of the subsidiaries had generated any revenues since their inception.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE M - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[7]  Officers' life insurance:

     The Company has obtained life insurance policies in the amount of $250,000 per person for all members of management, with the Company as beneficiary.

[8]  Settlement agreement:

     In March 2000, the Company entered into a settlement agreement to resolve a legal dispute. The dispute arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in V-Formation, Inc.'s Series B Preferred Stock. Although a part of that transaction was later rescinded, and the Company agreed to repay a portion of the proceeds invested (in the form of a loan), the plaintiffs asserted that they were entitled to a finder's fee for having made the introduction. Under the terms of the settlement agreement, the Company agreed to a payment of $20,000 within 30 days of the settlement and a promissory note in the amount of $175,000, payable in annual installments of $35,000 without interest, which is included in long-term debt in the accompanying consolidated financial statements. The unpaid balance of the note is payable in full in the event of sale or merger of the Company, or in the event the Company receives net funding of $1,500,000 or more from an equity offering. In addition, in 2000, the Company issued 735,000 shares of its common stock valued at $4,410,000.

[9]  Legal proceedings:

     In January 2001, the Company filed a complaint against Benetton Group, SPA and Roller Blade, Inc. alleging willful infringement of certain patent rights. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing the Company's claims. The Company has filed a timely notice of appeal requesting reversal of the trial court decision and this matter is now before the US Court of Appeals for the 2nd Circuit. While no assurances can be provided, the Company is optimistic about the likelihood of success.

     In February 2001, the Company filed a complaint against adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., d/b/a Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents. The court has entered an Order on the defendant's Motion for Summary Judgment, dismissing the Company's claims. The Company intends to appeal. While no assurances can be provided, the Company is optimistic about the likelihood of success.

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

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE M - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[9]  Legal proceedings: (continued)

     In February 2002, the Company filed a complaint against National Sporting Goods Corp. for willful infringement of patent rights. In June 2002, the Company entered into a settlement of this matter in which the Company received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing patented technology.

     In April 2001, Vertex Capital Corp. ("Vertex") filed a complaint against the Company in the United States District Court for the Southern District of New York, seeking damages in an amount to be established at trial, but no less than $5.5 million, for alleged breach of contract and unjust enrichment. In September 2002, the Court entered summary judgment in the Company's favor, dismissing all but one of the Vertex's claims. In January 2003, the Company entered into a verbal settlement of this matter, which provided for issuance of 100,000 warrants with an exercise price of $3.00 per share. However, when the settlement was being reduced to writing, a dispute concerning the terms of the warrants to be issued arose and no formal settlement was reached. The Court has dismissed this action, without prejudice, due to the failure of the plaintiff to timely file various pleadings. No further action has taken place.

     In October 2001, the Company filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts. USCO asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in its possession. USCO subsequently liquidated the inventory pursuant to its possessory lien. In 2003, the Company entered into a confidential settlement in this matter and such liability is considered not material.

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

     Subsequently, the Company learned that immediately prior to entering into the aforesaid settlement agreement, K2 Corporation allegedly signed agreements with both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., d/b/a Princeton Ski Shops and Paragon Sporting Goods Co., Inc., which agreements included covenants not to sue for any patent infringement relating to the patents subsequently assigned to the Company. K2 Corporation never advised the Company of these agreements. Applicable thereto, in March 2003, the Company commenced an action against K2
     Corporation and its General Counsel alleging fraudulent concealment, misrepresentation and breach of contract, with damages to be established at trial. The Company is currently awaiting service of the summons and complaint upon K2 Corporation.

     Relevant thereto, in January 2003 the Company also commenced patent infringement suits against both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., d/b/a Princeton Ski Shops and Paragon Sporting Goods Co., Inc. in separate actions alleging infringement by the defendants of those patents assigned to the Company by K2 Corporation. Discovery has not yet commenced in these matters.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE M - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[9]  Legal proceedings: (continued)

     In December 2002, the Company filed an action against KPMG Corporate Finance LLC ("KPMG") alleging breach of contract and conflict of interest. The Company had previously signed a consulting agreement with KPMG for it to provide investment banking services. The Company alleged that KPMG failed to disclose that it also represented certain competitors. KPMG has filed its answer in this matter, as well as a counterclaim against the Company, alleging failure to properly compensate KPMG relating to the Company's merger with Buckeye. Discovery has not yet commenced in this matter.

     In December 1997, the Company entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brander Corporation
     v. Jeannette L. Brander, et al. The settlement sought to resolve all outstanding issues regarding technology embraced by Brander's patent. Pursuant to the Product and License Agreement, the Company has made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. In February 2002, Brander filed a request with the Court, seeking royalty payments for skates not covered by the technology. The Company filed an opposition to Brander's request. In November 2002, the Court entered judgment against the Company. The Company has appealed this ruling. The Company's management intends to vigorously defend the litigation and does not believe a settlement amount, if any, would be material to the accompanying consolidated financial statements.

     Finally,  on  December 1, 2002 a complaint  was filed by  Primagency,  Inc.
     alleging that the plaintiff was owed placement fees stemming from an agreement whereby Primagency was named as a financing agent for the Company. In March 2003, the Court entered judgment against the Company in the amount of $200,000. The Company has filed an appeal, requesting that the judgment entered against the Company in this matter be set aside. The Company has not recorded liability relating to the Primagency litigation, since the Company is optimistic about the likelihood of prevailing in this matter. The Company, based upon opinion of counsel, given the facts leading to the default judgment as well as the nature of plaintiff's claims and the Company's counterclaims and defenses, believes that the Court should grant it the relief it has requested.

     The Company has been named as a defendant in one other lawsuit in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the Company's consolidated financial statements.

     During the years ended December 31, 2002 and 2001, the Company incurred legal fees in the amounts of $649,574 and $266,945, respectively, which included various litigation matters, defending patents and various other corporate matters. All fees have been expensed as incurred.


NOTE N - INCOME TAXES

As of December 31, 2002, the Company has net operating losses of approximately $23,374,000 available for carryforward to offset future years' taxable income with expiration beginning 2010 through 2022 for federal purposes.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
As Restated (See Note B)

NOTE N - INCOME TAXES  (CONTINUED)

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

                                                      2002         2001
                                                 ------------  -----------
     Noncurrent deferred income tax
     assets arising from:
        Net operating loss carryforwards         $  7,947,000  $ 6,739,000
        Temporary differences in recognition
           of stock-based compensation             15,272,000   13,574,000
        Temporary differences in
           charitable contributions                   212,000      212,000
        Valuation allowance                       (23,431,000) (20,525,000)
                                                 ------------  -----------

                                                 $          0  $         0
                                                 ============  ===========

Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the deferred tax assets, such assets have been fully reserved through a valuation allowance. The net increase in the deferred income tax asset and the offsetting valuation allowance was $2,906,000 and $2,376,000 for the years ended December 31, 2002 and 2001, respectively.

The Company is subject to limitation for the utilization of net operating loss carryforwards under the Internal Revenue Code as a result of a change in ownership.

During the year ended December 31, 2002, the Company sold net operating loss carryforwards of $14,992,000 applicable to years 1995 through 2000 applicable to the State of New Jersey, resulting in net proceeds of $234,483, which are included in the accompanying consolidated financial statements.

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

     The Directors and Officers of our Company as of the date of this Report are as follows:

        Name                  Age                          Position
----------------------        ---             ----------------------------------

Richard Stelnick               48             Chairman & Chief Executive Officer

Robert Miragliotta             52             Vice Chairman & Chief Financial
                                              Officer, Secretary

Joseph Colonese, Jr.           35             President & Director

Nicholas Veenstra              52             Director

Roger Vogel                    53             Director

Michael Bacchetta              43             Director

        Name                  Age                          Position
----------------------        ---             ----------------------------------

Dennis Bartlett                42             Director

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

                           SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                                        -------------------------------
                  Annual Compensation           Awards          Payouts
                ----------------------- ----------------------- -------
                                Other
                                Annual  Restricted  Securities         All Other
 Name and                       Compen-    Stock    Underlying   LTIP   Compen-
Principal       Salary    Bonus sation    Award(s) Options/SARs Payouts sation
Position   Year   ($)      ($)    ($)       ($)        (#)        ($)     ($)
---------- ---- --------  ----- ------- ---------- ------------ ------- -------
Richard    2002 $120,000  $   0 $     0 $        0      0       $     0 $     0
Stelnick,  2001 $120,000  $   0 $     0 $        0      0       $     0 $     0
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

         Submitted by the Compensation Committee:

                                          Richard Stelnick
                                          Michael Bacchetta

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers, as of December 31, 2002. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                               Percent
Name and Address of           Amount and Nature of                of
 Beneficial Owner(1)          Beneficial Ownership              Class
---------------------         --------------------             --------

Richard Stelnick              2,353,333 shares(2)                12.4%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Robert Miragliotta            1,765,000 shares(3)                 9.3%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

                                                               Percent
Name and Address of           Amount and Nature of                of
 Beneficial Owner(1)          Beneficial Ownership              Class
---------------------         --------------------            ---------

Joseph Colonese               1,765,000 shares                    9.3%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Nicholas Veenstra             2,864,247 shares(4)                15.1%
99 Wood Ave. South
Suite 805
Iselin, NJ 08830

Michael Bacchetta               324,168 shares                    1.7%
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

     As of December 31, 2001, we had made advances to our Chief Executive Officer (our "CEO") in the total amount of $195,087. Such advances accrued interest at the rate of 8% per annum, were unsecured and were repayable on demand. At December 31, 2001, accrued interest on these advances totaled $12,142. During 2002, we made an additional advance of $268,500 and charged interest of $25,284. The total advances and accrued interest of $501,012 were repaid through reimbursement of business expenses of $58,620 to our CEO and cash of $460,000 in December 2002, resulting in a balance due to our CEO of $17,608 at December 31, 2002.

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

     In connection with the lines of credit for $2,000,000 and $500,000, we issued 1,100,000 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of $3,300,000, to our stockholders and directors in consideration for them providing collateral of assets and personal guarantees for those obligations.

     There have been no other related party transactions, or any other transactions or relationships as of December 31, 2002 which are required to be disclosed pursuant to Item 404 of Regulation S-B.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are attached to this Amendment:

Exhibit No.      Description
-----------      -----------

    31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

   10.7          Letter Agreement between the Company and Sports Giant LLC.****

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

**** Previously filed as an exhibit to the Company's Form 10-KSB, dated April 24, 2003, filed with the Securities and Exchange Commission on or about April 24, 2003.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Amendment to its Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2003.

                                   V-FORMATION, INC.
                                   (Registrant)


                                   By:s/ Richard Stelnick
                                      ------------------------------------------
                                      Richard Stelnick, Chief Executive Officer

                                   By:s/ Robert Miragliotta
                                      ------------------------------------------
                                      Robert Miragliotta Chief Financial Officer


     In accordance with the Exchange Act, this Amendment to its Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 15, 2003.

s/ Richard Stelnick
--------------------------------------
Richard Stelnick, Director

s/ Robert Miragliotta
--------------------------------------
Robert Miragliotta, Director

s/ Joseph Colonese, Jr.
--------------------------------------
Joseph Colonese, Jr., Director

s/ Nicholas Veenstra
--------------------------------------
Nicholas Veenstra , Director


--------------------------------------
Roger Vogel, Director


--------------------------------------
Michael Bacchetta, Director


--------------------------------------
Dennis Bartlett, Director