Form 10QSB
period 2003-03-31
V FORMATION INC/NJ/
filed 2003-12-16
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

                        Commission File Number 000-25725


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 15, 2003, there were 18,950,011 common shares outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited condensed financial statements for the three months ended March 31, 2003, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited condensed financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three-month periods ended March 31, 2003 and 2002.

Results of Operations

     Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002.

     Our sales revenues increased slightly to $337,189 for the three-month period ended March 31, 2003, from $329,194 for the similar period in 2002, an increase of $7,995 (2.4%). The increase in revenues was mainly attributable to sales of paintball products, which totaled $68,273 during the three months ended March 31, 2003, but none were sold during the similar period in the prior year. There was also a slight increase in the sales of roller hockey skates to $105,370 as compared to $90,516 in the prior period, an increase of $14,854. The increase in sales was offset by a decrease in sales of our other hockey products (pants, jerseys, gloves, girdles) totaling $163,546 in 2003, compared to $237,122 in 2002, a decrease of $73,576 (31%). We believe the decrease is due to the general downturn in the economy.

     In the three months ended March 31, 2003, costs of sales increased to $266,267 compared to $245,174 for the similar period in 2002, an increase of $21,093 (8.6%). Gross margins were lower in 2003 because of inventory sold at lower prices in conjunction with our ongoing business relationship with Sports Giant LLC of California which commenced in the first quarter of 2003, wherein we entered into an agreement establishing Sports Giant as our distributor of our Nexed brand name roller hockey product line. For a more detailed description of our activities with Sports Giant, see the amendment to our annual report on Form 10-KSB/A1 for our fiscal year ended December 31, 2002.

     While no assurances can be provided, we anticipate a future revenue stream from infringement litigation which is discussed in "Part II, Item 1, Legal Proceedings," below herein, provided that we are either successful in this litigation or an acceptable settlement is reached. During the three-month period ended March 31, 2003, we did not receive any royalty payments applicable to such infringement litigation.

     During the three-month period ended March 31, 2003, selling and promotional costs decreased by $120,779 from $217,009 to $96,230 (55.7%). The decrease is due to our being more selective in the scheduling of promotional events which, when combined with the associated travel costs, accounted for a decrease of approximately $40,600. In addition, we eliminated the majority of our salaried sales force in favor of outside commissioned representatives. During the first three months of 2003, this change in the sales force accounted for a savings of approximately $57,100 in wages and employee benefits.

     General and administrative expenses were $496,138 for the three months ended March 31, 2003, compared to $682,564 for the similar period in 2002, a decrease of $186,426 (27.3%). This decrease was due primarily to lower professional fees in the current year of approximately $159,000. The prior year's fees included legal and expert witness charges in relation to the patent infringement litigation activity in 2002. Also, a payment of $30,000 was made to an outside financial consultant in the prior year, for which no costs were incurred in the first three months of 2003. Insurance costs also decreased in the current year by approximately $39,000.

Lastly, during the three months ended March 31, 2002, there was $48,825 of employee stock compensation, while $93,750 of equity based compensation was recorded during the three months ended March 31, 2003.

     Research and development costs during the three-month period ended March 31, 2003 were $128,085, as compared to $75,323 for the prior period, an increase of $52,762 (70%), which is primarily due to costs associated with the production of numerous samples in conjunction with a possible future joint venture.

     During the three months ended March 31, 2003, depreciation and amortization expense increased from $34,976 to $39,108. Amortization and depreciation is associated with patents, trademarks and equipment.

     Interest income and expense increased from a net expense of $14,788 in the three months ended March 31, 2002, to a net expense of $1,344,685 for the three months ended March 31, 2003, an increase of $1,329,897. This increase was due to the amortization of $1,239,585 of deferred financing costs recorded at December 31, 2002, including $68,400 of current year deferred financing costs for the issuance of 85,800 shares of our Common Stock to one of our directors for providing collateral for our bank lines of credit.

     During the three-month period ended March 31, 2002, we were notified that other co- defendants in a litigation matter that was settled in 1998 had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of this obligation. During the three-month period ended March 31, 2003, we settled two legal matters by agreeing to issue payments of $47,500.

     During the three months ended March 31, 2003, dividends attributable to preferred stock totaled $56,148.

     As a result, we generated a net loss attributable to common stockholders of $(2,136,972) for the three months ended March 31, 2003 ($.12 per share) compared to a net loss attributable to common stockholders of $(820,042) for the three months ended March 31, 2002 ($.05 per share).

Liquidity and Capital Resources

     At March 31, 2003, we had $180,420 in cash and cash equivalents, a decrease of $280,779 from December 31, 2002. This decrease in cash was attributable to net cash used in operating activities of $633,888, net cash used in investing activities of $7,427 offset by $360,536 provided by financing activities.

     At March 31, 2003, our working capital deficiency was $3,297,959. This working capital deficiency is primarily due to the fact we had made various short-term financing arrangements to continue operations, such as having $2,500,000 outstanding at March 31, 2003, in borrowings from the $2,000,000 and $500,000 lines of credit. As of March 31, 2003, the

$2,000,000 and $500,000 lines of credit have expiration dates of June 30, 2003 and July 1, 2003, respectively. Since March 31, 2003, we arranged to extend both lines of credit to December 31,2003. In addition, we have financed operations by borrowing from various stockholders and directors and have $418,508 outstanding at March 31, 2003 from such arrangements.

     Net cash used in operating activities during the three-month period ended March 31, 2003, was $633,888, versus $372,150 for the same period in 2002. Net loss for the three-month period ended March 31, 2003, of $2,080,824 was higher than the net loss of $820,042 for the same period in the prior year. For the three months ended March 31, 2002 and 2001, the difference between net cash used in operating activities and the net loss was $1,406,936 and $447,892. The significant differences between the net cash used from operating activities and the net loss is primarily due to the Company's non-cash transactions, which are included to reconcile net loss to net cash used in operating activities, such as the amortization of deferred compensation of $93,750 during the three months ended March 31, 2003, the amortization of deferred financing costs of $1,307,985 during the three months ended March 31, 2003, and the employee compensation paid in stock of $48,825 during the three months ended March 31, 2002. Also, from December 31, 2002 to March 31, 2003, net accounts receivable increased by $161,687 to $383,732, and inventory decreased by $128,395 to $301,876, which is attributable to the recent relationship entered into with Sports Giant LLC.

     Net cash used for financing activities totaled $360,536 for the three-month period ended March 31, 2003. This was mainly attributable to $375,000 in capital contributions by stockholders, $34,786 received from an officer, offset by cash used for principal payments under a loan agreement of $35,000, and $15,000 for the repayment of a loan from one of our directors.

     In August 2002, we entered into a new $2,000,000 line of credit agreement with a bank. The line of credit is available through July 30, 2003. Amounts drawn on the line bear interest at the prime rate, plus 1%, but not to be less than 6% at any time (6% at March 31, 2003) and is payable monthly. The obligation is collateralized by the personal guarantees and second mortgages on specific real estate assets of one of our officers and one of our directors and by assignments of patents and settlement proceeds from our patent infringement litigation. At March 31, 2003, this line was fully utilized. This line of credit agreement contains certain financial covenants, including the submission of timely financial statements. At March 31, 2003, we became noncompliant with such covenants; however, we received a waiver from the lender for such noncompliance. We have since provided the financial statements to the bank.

     In addition, in June 2002, we obtained a new $500,000 line of credit with a bank through July 1, 2003. Amounts drawn on this line of credit bear interest at the prime rate, plus 3% (7.25% at March 31, 2003) and is payable monthly. This obligation is collateralized by certificates of deposit and personal guarantees of one of our directors. At March 31, 2003, this line was fully utilized.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 1,100,000 shares of our Common Stock valued at $3.00 per share for an aggregate value of $3,300,000 to certain stockholders and directors in consideration for their providing collateral of assets and
                                                                               6
personal guarantees. Of such amounts, $1,287,500 is recorded as finance charges during the year ended December 31, 2002. Accordingly, $2,012,500 has been recorded as deferred financing costs as of December 31, 2002. Such amount is being amortized as interest expense over the remaining life of the loans. For the three months ended March 31, 2003, $1,006,250 has been expensed. As of March 31, 2003, $1,006,250 has been deferred.

     In connection with the lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of approximately $257,000 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loan. For the three months ended March 31, 2003, $68,400 has been expensed. As of March 31, 2003, $189,000 has been deferred.

     In addition, we have an outstanding note payable which had a principal balance of $70,000 at March 31, 2003. This note is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001, and is related to a settlement agreement to resolve a legal dispute which arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in our Series B Preferred Stock. The unpaid balance of the note is payable in full in the event of a sale or merger of our Company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     In May 2002, a stockholder/director granted us an unsecured loan, which loan is due on or before December 31, 2003, and bears interest at 6% per annum. At March 31, 2003, the principal loan balance to the stockholder was $119,508.

     During 2002, we borrowed various unsecured loans from other stockholders and a director, which bear interest at 6% per annum, leaving a balance of $314,000 at December 31, 2002, payable on or before December 31, 2003. During the quarter ended March 31, 2003, $15,000 was repaid by us to this director, leaving a remaining balance of $299,000.

     These  two  aforementioned   transactions  resulted  in  loans  payable  to
stockholders/directors of $418,508 at March 31, 2003.

     In connection with these borrowings from the stockholders and directors, we issued 642,585 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of approximately $1,928,000, to the stockholders and directors in consideration of them providing such funds. Such amount is being amortized as interest expensed over the remaining life of the loans. For the year ended December 31, 2002, approximately $1,461,000 has been expensed. As of December 31, 2002, approximately $467,000 has been deferred. For the three months ended March 31, 2003, $233,335 has been expensed. As of March 31, 2003, $233,335 has been deferred.

     We have extended the lines of credit for $2,000,000 and $500,000 to the maturity dates of June 30, 2003, and July 1, 2003, as presented in the accompanying condensed unaudited financial statements for the quarter ended March 31, 2003. If either of these lines of credit or the borrowings from shareholders and directors were to become due, it is unlikely that the Company would be able to meet these obligations or other obligations that occur in the normal course of business. We are pursuing long-term financing arrangements and have taken several strategic initiatives to improve our working cash position, including an expansion of product lines and various legal proceedings to defend the Company's patents. We also have taken severe cost cutting measures, including a reduction of staff. At this time, we are unable to predict whether we will be successful in our efforts. If the we are unable to continually extend current lines of credit and borrowings from shareholders as they become due, raise additional long-term financing arrangements and receive market acceptance of our new business strategies, the Company will not be able to continue as a going concern. The report of our independent auditors on the consolidated financial statements for the years ended December 31, 2002 and 2001 include an explanatory paragraph which stated that the Company has incurred substantial net losses during the years ended December 31, 2002 and 2001, has an accumulated deficit, and has working capital deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the uncertainty.

     Finally, during the three months ended March 31, 2003, two of our officers/directors sold 250,000 shares of their Common Stock in our Company and contributed $375,000 of the proceeds from such sale to the Company. From April 1, 2003 to June 30, 2003, the officers/directors sold an aggregate of 491,000 shares of their Common Stock in our Company and thereafter contributed $439,203 of the proceeds from such sale to us. During the three months ended March 31, 2003, in consideration for such proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003; however, the two officers/directors decided to surrender the warrants back to the Company and the warrants were terminated. No compensation cost was recorded since the warrants were granted at an exercise price above the fair market value.

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

     Also, in September 2002, we formally launched and introduced NEXED Paintball. During late 2001, we started receiving unsolicited orders for NEXED apparel in which its use
                                                                               8
was specifically intended for Paintball. Inadvertently, our NEXED product line began to garner the attention of many "elite" Paintball participants and enthusiasts. In recognizing the opportunity, we quickly responded and with relatively little effort, we coordinated a manufacturing and marketing effort. We strategically chose to launch NEXED Paintball at the ESPN sponsored National Paintball League World Cup Tournament held at Disney's Epcot Center. We plan on attending similar events in the future.

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

Subsequent Event

     During the second quarter of 2003, we established Muscovy Import Group ("MIG"). Through our past experience with international trade transactions and through the development of foreign strategic alliances, Muscovy Import Group offers consulting services to American companies seeking to establish a business presence in the Russian Federation and other countries within the Commonwealth of Independent States and the Newly Independent States.

     Russian markets are expanding exponentially and are embracing American goods and American business partners. Macroeconomic factors such as a dramatic increase in gross domestic product and a decrease in inflation, as well as a change in social and lifestyle factors are reasons why businesses are currently eager to enter or expand their presence in the Russian marketplace. Further, the political stability of the current administration and the overall positive attitude of the Russian people bolster the decision for companies to move forward in this area.

     The services offered by MIG include assistance in the development of sales and distribution channels in Russia, identifying and contacting selected accredited business partners in Russia, arranging for preferred tax and tariff treatment when doing business in Russia and negotiating the financial aspects of any foreign business/trade transactions.

     Though MIG has only recently begun offering its consulting services, since August 2003, we have generated and received $275,000 in consulting fees. While no assurances can be provided, we believe this segment of our business has tremendous potential. The relevant consulting contracts include a front end fee to MIG, plus a percentage of future sales in Russia by the respective client.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the three months ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of December 15, 2003, (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in the United States District Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. In September 2002, the Court entered summary judgment in our favor, dismissing all but one of the plaintiff's claims. In January 2003, we entered into a verbal settlement of this matter, which provided for us to issue warrants. However, when the settlement was being reduced to writing, a dispute concerning the terms of the warrants to be issued arose and no formal settlement was reached. As of the date of this Report, the Court has dismissed this action, without prejudice, due to the failure of the plaintiff to timely file various pleadings. No further action has taken place.

     In October 2001, we filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), which was removed to the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts. USCO asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on our inventory in their possession. USCO subsequently liquidated the inventory pursuant to their possessory lien. In April 2003, we entered into a confidential settlement agreement, which partially reimbursed USCO for UPS shipping charges. At March 31, 2003, the settlement amount had been accrued.

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

     Thereafter, we learned that, immediately prior to entering into the aforesaid settlement agreement, K2 Corporation allegedly signed agreements with both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salomon S.A., adidas AG and adidas Salomon AG, which agreements included covenants not to sue for any patent infringement relating to the patents subsequently assigned to us. We maintain that K2
Corporation never advised us of these agreements. Applicable thereto, in March 2003, we commenced an action against K2 Corporation and its General Counsel in the United States District Court, District of Colorado, alleging fraudulent concealment, misrepresentation and breach of contract, with damages to be established at trial.

     This matter was subsequently remanded to the United States District Court for the Western District of Seattle, Washington. As of the date of this Report, this Court has issued scheduling orders and the matter is in the discovery phase. Trial on this matter has been scheduled for September 2004.

     Relevant thereto, in January 2003, we also commenced patent infringement suits against both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. in separate actions filed in the United States District Court, District of Colorado, where we have alleged infringement by the defendants of those patents assigned to us by K2 Corporation. Discovery has commenced in these matters.

     In December 2002, we filed an action in the United States District Court, District of New Jersey, against KPMG Corporate Finance LLC., ("KPMG") alleging breach of contract and conflict of interest. We had previously signed a consulting agreement with KPMG for it to provide investment banking services. We alleged that KPMG failed to disclose that they also represented certain of our competitors. This matter was resolved by the parties entering into a confidential settlement agreement in October 2003. At March 31, 2003, the settlement amount has not been accrued.

     In December 1997, we entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brandner Corporation v. Jeannette L. Brandner, et al., Docket No. 96CV 3163 (JRS) then pending in the United States District Court for the Southern District of New York. The settlement sought to resolve all outstanding issues regarding technology embraced by Brandner's Patent No. 5,303,940 (the "940 Technology"). Pursuant to the Product and License Agreement, we made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. In February 2002, Brandner filed a request with the Court seeking royalty payments for skates not covered by the 940 Technology. We filed an opposition to Brandner's request. In November 2002, the Court entered judgment against us. We have appealed this ruling to the United States Court of Appeals for the 2nd Circuit. The Court of Appeals has remanded the case back to the District Court to explore our position that the District Court lacked jurisdiction over any alleged continuing disputes between the parties relative to the product and licensing contract. Although no assurances can be provided, we are optimistic about the likelihood of our prevailing in this matter on appeal.

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

ITEM 2. CHANGES IN SECURITIES

     In March 2003, our Board of Directors declared a dividend on our outstanding Series A, Series B, Series C and Series D Preferred Stock pursuant to the designations and preferences of each such series of preferred stock. At December 31, 2002, dividends on the Series A and Series B Cumulative Preferred Stock were in arrears by $30,000 and $24,000, respectively. If such dividends are in arrears, no dividends shall be declared, nor shall there be any redemption of shares having a rank lower in priority to the Series A Preferred Stock with respect to dividends. Dividends on the Series C and Series D preferred stock were in arrears by $174,792 and $7,320, respectively. All dividends in arrears for 2002 were paid though the issuance of 78,944 shares of our Common Stock during the first quarter of 2003.

     In connection with the lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our common stock valued at $3.00 per share for an aggregate value of approximately $257,000 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loans. For the three months ended March 31, 2003, $68,400 has been expensed. As of March 31, 2003, $189,000 has been deferred.

     Also, during the three-month period ended March 31, 2003, two holders of our Series C Preferred Stock elected to convert an aggregate of 24,000 of such shares into 24,000 shares of our Common Stock. Holders of 200 of our issued and outstanding Common Stock Purchase Warrants also elected to exercise their warrants and we issued 200 shares of our Common Stock applicable thereto. The exercise price of these warrants was $3.75 per warrant.

Subsequent Events

     During the three months ended June 30, 2003, two employees were granted 90,250 shares of our Common Stock as part of an employee agreement, or as additional compensation.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our Common Stock valued at $3.00 per share for an aggregate value of approximately $257,00 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loans. For the three months ended March 31, 2003, $68,400 has been expensed. As of March 31, 2003, $189,000 has been deferred.

     Finally, during the three months ended March 31, 2003, two of our officers/directors sold 250,000 shares of their Common Stock in our Company and contributed $375,000 of the proceeds from such sale to us. From April 1, 2003 through September 30, 2003, these officers/directors sold an aggregate of 491,000 shares of their Common Stock in our Company and thereafter contributed $439,203 of the proceeds from such sale to us. During the three months ended March 31, 2003, in consideration of such proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003; however, the two officers/directors decided to surrender the warrants back to us and the warrants were terminated. See "Liquidity and Capital Resources," above.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three-month period ended March 31, 2003.

V-FORMATION, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)

                                                                 March 31,
                                                                   2003
                                                               ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $    180,420
   Investments in marketable securities                                 937
   Accounts receivable, net of allowance
     for doubtful accounts of $40,000                               383,732
   Inventories                                                      301,876
   Prepaid expenses and other current assets                         33,865
                                                               ------------

        Total current assets                                        900,830

Property and equipment, net                                         231,253
Patents and trademarks, net of accumulated
   amortization of $245,374                                         673,999
Security deposits                                                    25,742
Deferred financing costs                                          1,428,585
                                                               ------------

                                                               $  3,260,409
                                                               ============
LIABILITIES
Current liabilities:
   Bank lines of credit                                        $  2,500,000
   Current maturities of long-term debt                              35,000
   Accounts payable and accrued expenses                          1,192,438
   Related party loans payable                                       52,393
   Due to stockholders/directors - loans                            418,508
                                                               ------------

        Total current liabilities                                 4,198,339
                                                               ------------

Long-term debt, net of current maturities                            35,000
                                                               ------------
Mandatory redeemable, Series A convertible 6%
   cumulative preferred stock, no par value,
   500,000 shares authorized, 500,000 shares
   issued and outstanding, aggregating liquidation
   preference of $30,000                                            500,000
                                                               ------------
STOCKHOLDERS' DEFICIT
   Preferred stock - no par value, 7,000,000
      shares authorized, 474,127 and 473,043 shares
      issued and outstanding, aggregate liquidation
      preference $303,709 (Series B $300,000,
      Series C $3,401, Series D, $305)                            2,438,857
   Common stock - no par value, 45,000,000 shares
      authorized, 19,339,843 and 18,683,094 shares
      issued and outstanding                                     40,722,553
   Additional paid-in capital                                    45,004,464
   Deferred compensation                                           (281,250)
   Accumulated deficit                                          (88,759,565)
   Treasury stock at cost, 657,833 shares                          (597,989)
                                                               ------------

        Total stockholders' deficit                              (1,472,930)
                                                               ------------

                                                               $  3,260,409
                                                               ============

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2003            2002
                                                                    ------------    ------------
Net sales                                                           $    337,189    $    329,194
Cost of goods sold                                                       266,267         245,174
                                                                    ------------    ------------

Gross profit                                                              70,922          84,020
License/royalty income                                                        --          35,000
                                                                    ------------    ------------

                                                                          70,922         119,020
                                                                    ------------    ------------

Costs and operating expenses:
   Selling and promotional                                                96,230         217,009
   General and administrative (including stock-based compensation
      of $93,750 in 2003 and $48,825 in 2002)                            496,138         682,564
   Research and development                                              128,085          75,323
   Depreciation and amortization                                          39,108          34,976
                                                                    ------------    ------------

      Total operating expenses                                           759,561       1,009,872
                                                                    ------------    ------------

Loss from operations                                                    (688,639)       (890,852)
                                                                    ------------    ------------

Other income (expense):
   Interest income                                                           262           8,860
   Interest and financing expense                                     (1,344,947)        (16,148)
   Equity-based interest expense                                              --          (7,500)
   Settlement adjustment                                                 (47,500)         85,598
                                                                    ------------    ------------

      Total other income (expense), net                               (1,392,185)         70,810
                                                                    ------------    ------------

Net loss                                                            $ (2,080,824)   $   (820,042)
                                                                    ------------    ------------

Dividends attributable to preferred stock                                 56,148              --
                                                                    ------------    ------------

Net loss attributable to common stockholders                        $ (2,136,972)   $   (820,042)
                                                                    ============    ============

Net loss attributable to common stockholders
  per common share basic and diluted:                               $      (0.12)   $      (0.05)
                                                                    ============    ============

Weighted average shares basic and diluted                             18,547,946      15,921,149
                                                                    ============    ============

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2003            2002
                                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                                          $(2,080,824)   $  (820,042)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                       39,108         34,976
      Amortization of deferred compensation                               93,750             --
      Fees and commissions paid in stock and warrants                         --         48,825
      Amortization of deferred financing costs                         1,307,985             --
      Loss on factory closing and disposal of assets                          --          4,500
      Changes in:
        Accounts receivable                                             (161,687)       178,558
        Inventories                                                      128,396        160,383
        Prepaid expenses and other current assets                         13,589         (7,808)
        Security deposits                                                     --         20,188
        Accounts payable and accrued expenses                             25,795          8,270
                                                                     -----------    -----------

           Net cash used in operating activities                        (633,888)      (372,150)
                                                                     -----------    -----------

Cash flows from investing activities:
   Capital expenditures for equipment                                     (6,490)        (3,300)
   Purchase of marketable securities                                        (937)            --
                                                                     -----------    -----------

           Net cash used in investing activities                          (7,427)        (3,300)
                                                                     -----------    -----------

Cash flows from financing activities:
   Borrowings under bank lines of credit                                      --        635,000
   Advances from/(to) related parties - net                               34,786        (88,163)
   Loans from officers/directors - net                                   (15,000)        50,000
   Principal payments under long-term debts                              (35,000)      (193,301)
   Capital contribution by stockholders                                  375,000             --
   Proceeds from issuance of common stock and exercise of warrants           750        212,000
                                                                     -----------    -----------

           Net cash provided by financing activities                     360,536        615,536
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                    (280,779)       240,086
Cash and cash equivalents, beginning of period                           461,199        214,736
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $   180,420    $   454,822
                                                                     ===========    ===========

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Basis of Presentation:

     The accompanying condensed consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and March 31, 2002, is unaudited, but, in the opinion of the management of V-Formation, Inc. (the "Company"), contain all adjustments which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2003, the results of its operations and its cash flows for the three month periods ended March 31, 2003 and March 31, 2002. The condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year.

[2]  Business:

     V-Formation, Inc. manufactures through contractors and distributes inline skates, roller hockey and paintball sporting goods items. Relating to inline skates, the Company incorporates a proprietary, patented angular wheel technology, that displaces the wheels at alternating 16-degree angles.

     The Company was organized in January 1995 and sells patented V-configuration in-line roller skates to sporting goods retailers located throughout the United States and Canada. The Company's two subsidiaries discontinued operations in 2001 and remain inactive.

[3]  Going Concern:

     At March 31, 2003, the Company has incurred substantial net losses, has a stockholders' deficit and has a working capital deficiency. The Company has been dependent upon capital raised through private placement of convertible debt and equity through the public offering of the Company's common stock to finance its operations.

     The Company's viability is dependent upon its ability to raise additional capital to continue as a going concern. In June 2002, the Company obtained a $500,000 line of credit. In August 2002, the Company obtained a $2,000,000 line of credit. At March 31, 2003, the $500,000 and $2,000,000 lines of credit were both fully utilized and are both due December 31, 2003 (see Note E). The Company continues to be in discussions with investment bankers and others to seek extension of due dates of lines of credit and additional financing for operations. The Company believes it will have adequate financial resources for at least the next 12 months. However, no assurance can be given that the Company will obtain any additional financing.

     In September 2002, the Company expanded its product offerings to include a line of paintball products. The Company believes that sales from paintball products will offset the declining sales from its existing in-line skating products. Unless the Company generates positive cash flows from operations in the near future, of which there can be no assurance, the failure to infuse additional capital into the Company may force management to significantly curtail expenditures, which may affect the Company's ability to fully implement is business plan.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]  Going Concern (continued):

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

[4]  Inventories:

     Inventories are stated at the lower of cost or market on a first-in, first-out basis.

[5]  Supplementary disclosures of cash flow information:

     During the three months ended March 31, 2003 and 2002, the Company paid interest expense of $30,189 and $19,659, respectively.

[6]  Supplementary schedules of noncash investing and financing activities:

                                                    Three Months Ended
                                                          March 31,
                                                     2003           2002
                                                 ------------   -----------
        Common stock issued as dividends
          to preferred holders                   $    236,833   $   236,154
                                                 ============   ===========

[7]  Concentration of credit risk:

     During the three months ended March 31, 2003 and 2002, one customer accounted for approximately 73% and 10% of net sales, respectively.

     At March 31, 2003, the Company had accounts receivable from one customer in the amount of approximately $354,000, representing 90% of the accounts receivable balance at that date.

     The Company uses outside manufacturers to produce its products. During the three months ended March 31, 2003 and 2002, one vendor accounted for approximately 63% and 13% purchase of products, respectively.


[8]  Stock-based compensation:

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

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]  Stock-based compensation (continued):

                                                                        Three Months Ended
                                                                            March 31,
                                                                        2003          2002
                                                                    -----------   -----------

          Reported net loss attributable to common stockholders     $(2,136,972)  $  (820,042)
          Stock-based employee compensation expense included in
             reported net loss, net of related tax effects            1,307,985        48,825
          Stock-based employee compensation determined under the
             fair value-based method, net of related tax effects     (1,307,985)     (499,425)
                                                                    -----------   -----------

          Pro forma net loss attributable to common stockholders    $(2,136,972)  $(1,270,642)
                                                                    ===========   ===========

          Net Loss attributable to common stockholders
          per common share (basic and diluted):
             As reported                                              $(0.12)       $(0.05)
                                                                      =======       ======

             Pro forma                                                $(0.12)       $(0.08)
                                                                      =======       ======

     The fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model with no expected volatility, expected life of one year, risk-free interest rate of approximately 4% in 2003 and 2002 and a dividend yield of 0%. The weighted average fair value of warrants granted during the three months ended March 31, 2002 was $0.11. There were no warrants granted during the three months ended March 31, 2003.

[9]  Loss per common share:

     Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Dilutive earnings per share includes the potential exercise of stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in 2003 and 2002 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 3,848,683 and 5,184,361, which consist of outstanding warrants and convertible preferred shares, are considered to be anti-dilutive at March 31, 2003 and 2002, respectively.

[10] Reclassification:

     Certain prior period amounts have been reclassified to conform current period presentation.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11] Newly Issued Accounting Pronouncements:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the requirement that all gains and losses from extinguishments of debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption did not have a material impact on the financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosures in annual financial statements about the method of accounting for stock-based compensation and the proforma effect on reported results of applying the fair value method for entities that use intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company did change to the fair value method of accounting and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

     In  January  2003,  the FASB  issued  FASB  Interpretation  46 ("FIN  46"),
     "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial
     Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150's scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE B - BANK LINES OF CREDIT

     In August 2002, the Company entered into a new $2,000,000 line of credit agreement with the bank. The line of credit is available through July 30, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time (6% at March 31, 2003) and is payable monthly. The obligation is collateralized by the personal guarantees and second mortgages on specific real estate assets of one of the Company's officers and one of its directors and by assignments of patents and settlement proceeds from patent infringements. At March 31, 2003, the line was fully utilized. The line of credit agreement contains certain financial covenants, including the submission of timely financial statements. At March 31, 2003, the Company become noncompliant with such covenants; however, the Company received a waiver from the lender for such noncompliance. The Company has since provided the financial statements to the bank.

     In addition, in June 2002, the Company obtained a new $500,000 line of credit agreement with a bank through July 1, 2003. Amounts drawn on the line of credit bear interest at prime rate plus 3% (7.25% at March 31,
     2003) and is payable monthly. The obligation is collateralized by certificates of deposit and personal guarantees of one of the Company's directors. At March 31, 2003, the line was fully utilized.

     In connection with the lines of credit for $2,000,000 and $500,000, the Company issued 1,100,000 shares of common stock valued at $3.00 per share for an aggregate value of $3,300,000, to certain stockholders and directors in consideration of them providing collateral of assets and personal guarantees. Of such amount, $1,287,500 is recorded as finance charges during the year ended December 31, 2002. Accordingly, $2,012,500 has been recorded as deferred financing costs as of December 31, 2002. Such amount is being amortized as interest expense over the remaining life of the loans. For the three months ended March 31, 2003, $1,006,250 has been expensed. As of March 31, 2003, $1,006,250 has been deferred.

     In connection with the lines of credit for $2,000,000 and $500,000 being extended to December 31, 2003, the Company issued 85,800 shares of common stock valued at $3.00 per share for an aggregate value of approximately $257,000 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity dates. Such amount is being amortized as interest expense over the remaining life of the loan. For the three months ended March 31, 2003, $68,400 has been expensed. As of March 31, 2003, $189,000 has been deferred.

NOTE C - COMMITMENTS AND CONTINGENCIES

[1]  Related party transactions:

     At December 2002, a balance was due to an officer/director of $17,607. During the quarter ended March 31, 2003, the officer/director loaned the Company an additional $70,000 of which $35,214 was repaid during the period. At March 31, 2003, the net balance of $52,393 is shown as related party loans payable in the accompanying condensed financial statements.

     In May 2002, a stockholder/director granted an unsecured loan to the Company, which loan is due on or before December 31, 2003 and bears interest at 6% per annum. At March 31, 2003, the principal loan balance to the stockholder/director was $119,508.

     During 2002, the Company borrowed various unsecured loans from other stockholders and a director bearing interest at 6% per annum, leaving a balance of $314,000 at December 31, 2002 payable on or before December 31, 2003. During the quarter ended March 31, 2003, $15,000 was repaid by the Company to a director leaving a remaining balance of $299,000.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]  Related party transactions (continued):

     These two transactions resulted in loans payable to stockholders/directors of $418,508 at March 31, 2003.

     In connection with these borrowings from the stockholders and directors, the Company issued 642,585 shares of common stock valued at $3.00 per share for an aggregate value of approximately $1,928,000 to the stockholders and directors in consideration of them providing such funds. Such amount is being amortized as interest expensed over the remaining life of the loans. For the year ended December 31, 2002, approximately $1,461,000 has been expensed. As of December 31, 2002, approximately $467,000 has been deferred. For the three months ended March 31, 2003, $233,335 has been expensed. As of March 31, 2003, $233,335 has been deferred.

     During the three months ended March 31, 2003, two officers/directors of the Company sold an aggregate of 250,000 shares of their Common Stock in the Company and thereafter contributed $375,000 of the proceeds from such sales to the Company. During the nine months ended September 30, 2003, the sales of stock by these two officers/directors aggregated 741,000 shares of their Common Stock. In total, they contributed $814,203 of the proceeds from such sales to the Company. In consideration thereof, the Company issued these two people warrants to purchase up to 236,000 shares of Common Stock, each warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003. However, the two officers/directors decided to surrender the warrants back to the Company and the warrants were terminated. Therefore, no compensation costs were recorded as a result of the issuance of grants above the fair market value at the time of grant.

[2]  Legal proceedings:

     In January 2001, the Company filed a complaint against Benetton Group, SPA and Roller Blade, Inc. in the United States District Court, Southern District of New York, Docket No. 01 CIV 510, wherein the Company alleged willful infringement of certain of its patent rights for Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe upon the Company's patents. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing the Company's claims. The Company has filed a timely notice of appeal requesting reversal of the trial court decision and this matter is now before the US Court of Appeals for the 2nd Circuit. While no assurances can be provided, the Company is optimistic about the likelihood of success on appeal.

     In February 2001, the Company filed a complaint in the United States District Court, Southern District of New York, Docket No. 01 CV 7179, against adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. for willful infringement of certain patents held by it, including Toeplate with Dual Flanges for Inline Skate Frames. Upon information and belief, the defendants are making, using and offering to sell inline skate products which infringe on certain of the Company's patents. In November 2002, the Court entered an Order on the defendant's Motion for Summary Judgment, dismissing the Company's claims. The Company intends to appeal, but has not yet done so as of the date of this Report, as no final judgment has been entered. While no assurances can be provided, the Company is optimistic about the likelihood of success on appeal.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2]  Legal Proceedings (continued):

     In April 2001, Vertex Capital Corp. filed a complaint against the Company in the United States District Court for the Southern District of New York, seeking damages for alleged breach of contract and unjust enrichment. In September 2002, the Court entered summary judgment in the Company's favor, dismissing all but one of the plaintiff's claims. In January 2003, the Company entered into a verbal settlement of this matter, which provided for the Company to issue warrants. However, when the settlement was being reduced to writing, a dispute concerning the terms of the warrants to be issued arose and no formal settlement was reached. The Court has dismissed this action, without prejudice, due to the failure of the plaintiff to timely file various pleadings. No further action has taken place.

     In October 2001, the Company filed an action against USCO Distribution Services, Inc., d/b/a USCO Logistics ("USCO"), which was removed to the United States District Court for the District of Colorado, asserting claims arising from USCO's failure to perform according to its "order fulfillment" contracts. USCO asserted counterclaims totaling approximately $103,000 based on its charges for services under the contracts and asserted a possessory lien on the Company's inventory in their possession. USCO subsequently liquidated the inventory pursuant to their possessory lien. In April 2003, the Company entered into a confidential settlement agreement, which partially reimbursed USCO for UPS shipping charges.

     In January 2002, the Company filed a complaint in the United States District Court, Southern District of New York, Docket No. 010 CIV 1693, against K2 Corporation, wherein the Company alleged willful infringement of patent rights held by it for Toeplate with Dual Flanges for Inline Skate Frames. In August 2002, the Company entered into a settlement of this matter in which the Company received a compensatory award for previous infringement, as well as a future royalty on sales for roller skates utilizing its patented technology and the assignment of two patents. As part of the settlement, the Court ordered the settlement terms confidential.

     Thereafter, the Company learned that, immediately prior to entering into the aforesaid settlement agreement, K2 Corporation allegedly signed agreements with both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, which agreements included covenants not to sue for any patent infringement relating to the patents subsequently assigned to the Company. The Company maintains that K2 Corporation never advised it of these agreements. Applicable thereto, in March 2003, the Company commenced an action against K2 Corporation and its General Counsel in the United States District Court, District of Colorado, alleging fraudulent concealment, misrepresentation and breach of contract, with damages to be established at trial.

     This matter was subsequently remanded to the United States District Court for the Western District of Seattle, Washington. As of the date of this Report, this Court has issued scheduling orders and the matter is in the discovery phase. Trial on this matter has been scheduled for September 2004.

     Relevant thereto, in January 2003, the Company also commenced patent infringement suits against both Benetton Group, SPA and Roller Blade, Inc., as well as adidas America, Salomon North America, Inc., Salmon S.A., adidas AG and adidas Salomon AG, The Sports Authority, Inc., Princeton Ski Outlet Corp., dba Princeton Ski Shops and Paragon Sporting Goods Co., Inc. in separate actions filed in the United States District Court, District of Colorado, wherein the Company has alleged infringement by the defendants of those patents assigned to the Company by K2 Corporation. Discovery has commenced in these matters.

V-FORMATION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2]  Legal Proceedings (continued):

     In December 2002, the Company filed an action in the United States District Court, District of New Jersey, against KPMG Corporate Finance LLC., ("KPMG") alleging breach of contract and conflict of interest. The Company had previously signed a consulting agreement with KPMG for it to provide investment banking services. The Company alleged that KPMG failed to disclose that they also represented certain of the Company's competitors. This matter was resolved by the parties entering into a confidential settlement agreement in October 2003.

     In December 1997, the Company entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brandner Corporation
     v. Jeannette L. Brandner, et al., Docket No. 96CV 3163 (JRS) then pending in the United States District Court for the Southern District of New York. The settlement sought to resolve all outstanding issues regarding technology embraced by Brandner's Patent No. 5,303,940 (the "940 Technology"). Pursuant to the Product and License Agreement, the Company made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. In February 2002, Brandner filed a request with the Court seeking royalty payments for skates not covered by the 940 Technology. The Company filed an opposition to Brandner's request. In November 2002, the Court entered judgment against the Company. The Company has appealed this ruling to the United States Court of Appeals for the 2nd Circuit. The Court of Appeals has remanded the case back to the District Court to explore the Company's position that the District Court lacked jurisdiction over any alleged continuing disputes between the parties relative to the product and licensing contract. Although no assurances can be provided, the Company is optimistic about the likelihood of prevailing in this matter on appeal.

     Finally, in December 2002, a complaint was filed against the Company by Primagency, Inc. in the Supreme Court of the State of New York, who alleged that the Company owed $200,000 in placement fees arising out of an agency compensation agreement which the Company entered into with the plaintiff. Judgment was entered against the Company in the principal amount of $200,000, which judgment was stayed by the court in November 2003. The Company has filed an appeal and the matter is currently pending.

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

                                    V-FORMATION, INC.
                                    (Registrant)

                                    Dated: December 15, 2003


                                    By: s/Richard Stelnick
                                       -----------------------------------------
                                       Richard Stelnick, Chief Executive Officer