Form 10QSB
period 2003-06-30
V FORMATION INC/NJ/
filed 2003-12-23
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                  732-321-4040
                           (Issuer's telephone number)
                           ---------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X .
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 23, 2003, there were 18,950,011 common shares outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2003, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three and six-month periods ended June 30, 2003 and 2002.

Results of Operations

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002.

     Our sales revenues decreased to $302,672 for the three month period ended June 30, 2003, from $447,631 for the three month period ended June 30, 2002, a decrease of $144,959 (32%). The decrease in revenues was mainly attributable to a decrease in sales of our hockey related products (skates, paints, gloves, bags, jerseys and girdles) to $101,574 for the three months ended June 30, 2003, compared to $447,631 for the three months ended June 30, 2002. The decrease in sales was offset by sales of paintball products totaling $201,098 for the three months ended June 30, 2003, while none were sold during the similar period in the prior year. Sales decreased to $639,891 for the six-month period ended June 30, 2003, from $776,826, a decrease of $136,935 (18%). The decrease in revenues was mainly attributable to a decrease in sales of our hockey related products to $370,491 for the six months ended June 30, 2003, compared to $776,826 for the six months ended June 30, 2002. We believe the decrease is due to the general downturn in the economy. The decrease in sales was offset by the sales of paintball products during the six months ended June 30, 2003, totaling $269,370, while none were sold during the similar period in the prior year. The decrease in sales was also offset by a reduction of sales discounts extended to our customers.

     For the three month period ended June 30, 2003, cost of sales decreased from $345,216 for the three month period ended June 30, 2002 to $233,084, a decrease of $112,132 (32%). For the six month period ended June 30, 2003, costs of sales decreased to $499,351 compared to $590,390 for the similar period in 2002, a decrease of $91,039 (15%). The decreases were due to the decrease in sales volume previously discussed, offset by lower margins in 2003 because of inventory sold at lower prices in conjunction with our ongoing business relationship with Sports Giant LLC of California which commenced in the first quarter of 2003, wherein we entered into an agreement establishing Sports Giant as our distributor of our Nexed brand name roller hockey product line. For a more detailed description of our activities with Sports Giant, see our annual report on Form 10-KSB/A1 for our fiscal year ended December 31, 2002.

     While no assurances can be provided, we anticipate a future revenue stream from infringement litigation which is discussed in "Part II, Item 1, Legal Proceedings," below herein, provided that we are either successful in this litigation or acceptable settlements are reached. During the three and six month periods ended June 30, 2003, we did not receive any royalty payments applicable to such infringement litigation.

     During the three month period ended June 30, 2003, selling and promotional costs decreased by $73,599 (44%), from $165,277 to $91,678. During the six-month period ended June 30, 2003, selling and promotional costs decreased by $194,379, from $382,287 to $187,908 (51%). The decrease is due to our being more selective in the scheduling of promotional events which therefore reduced associated travel costs. In addition, we eliminated the majority of our salaried sales force during 2003.

     General and administrative expenses were $951,612 for the three month period ended June 30, 2003, compared to $931,581 for the similar period in 2002, a slight increase of $20,031 (2%). General and administrative expenses were $1,447,750 for the six months ended June 30, 2003, compared to $1,614,145 for the similar period in 2002, a decrease of $166,395 (10%). The overall decrease is mainly attributable to a decrease of professional and outside consultant expenses during the first six months of 2003. Insurance costs also decreased in the current year. The decrease in expenses was offset by the issuance of stock as compensation to employees totaling $270,750 as compared to $48,825 in the similar period last year. During the first six months of 2003, we also amortized $187,500 of equity-based deferred compensation recorded at December 31, 2002.

     Research and development costs during the three month period ended June 30, 2003 increased to $128,822 from $82,003 for the three months ended June 30, 2002, an increase of $46,819 (57%). During the six-month period ended June 30, 2003, research and development costs were $256,907, as compared to $157,327 for the similar period in 2002, an increase of $99,580 (63%), The increase in research and development is primarily due to costs associated with the production of numerous samples in conjunction with a possible future joint venture.

     During the three months ended June 30, 2003, depreciation and amortization expense decreased from $38,142 to $21,842. For the six months ended June 30, 2003, depreciation and amortization expense decreased from $73,603 to $60,950. Amortization and depreciation is associated with patents, trademarks and equipment.

     Interest income and expense increased from a net expense of $11,916 for the three-month period ended June 30, 2002 to a net expense of $1,381,769 for the three months ended June 30, 2003. Interest income and expense was $19,204 in the six months ended June 30, 2002, compared to $2,726,516 for the six months ended June 30, 2003, an increase of $2,707,312. This significant increase was due to the amortization of deferred financing costs recorded at December 31, 2002, including the amortization of current year deferred financing costs for the issuance of shares of our common stock to one of our directors for providing collateral for our bank lines of credit.

     During the six month period ended June 30, 2002, we were notified that other defendants in a litigation matter that was settled in 1998 had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of this obligation. During the six month period ended June 30, 2003, we settled two minor legal matters by agreeing to issue payments totaling $47,500.

     During the three month period ended June 30, 2003, dividends attributable to preferred stock was $62,269. During the six month period ended June 30, 2003, dividends attributable to preferred stock was $118,417.

     As a result, we generated a net loss attributable to common stockholders of $(2,568,404) for the three months ended June 30, 2003 ($.14 per share), compared to a net loss of $(1,119,004) for the three months ended June 30, 2002 ($.07 per share). We generated a net loss attributable to common stockholders of $(4,705,376) for the six months ended June 30, 2003 ($.25 per share), compared to a net loss of $(1,939,532) for the six months ended June 30, 2002 ($.12 per share).

Liquidity and Capital Resources

     At June 30, 2003, we had $90,083 in cash and cash equivalents, a decrease of $371,116 from December 31, 2002. This decrease in cash was attributable to net cash used in operating activities of $1,131,637, net cash used in investing activities of $12,246 offset by net cash provided by financing activities of $772,767.

     At June 30, 2003, our working capital deficiency was $3,666,382. This working capital deficiency is primarily due to the fact we had made various short-term financing arrangements to continue operations, such as having $2,500,000 outstanding at June 30, 2003 in borrowings from our $2,000,000 and $500,000 lines of credit. As of June 30, 2003, the $2,000,000 and $500,000 lines of credit had expiration dates of June 30, 2003 and July 1, 2003, respectively. Since June 30, 2003, we arranged to extend both lines of credit to December 31, 2003. In addition, we have financed operations by borrowing from various stockholders and directors and have $396,008 outstanding at June 30, 2003 from such arrangements.

     Net cash used in operating activities during the six-month period ended June 30, 2003, was $1,131,637, versus $1,007,637 for the same period in 2002.
Net loss for the six months ended June 30, 2003, was $4,586,959 and net loss for the six months ended June 30, 2002 was $1,939,532. A significant factor in the loss was the amortization of $2,479,170 of deferred financing costs which were recorded at December 31, 2002, along with $162,900 of current year deferred financing costs. In addition, $270,750 of expense was paid in stock and warrants for services. During the first six months of 2003, we also amortized $187,500 of equity-based deferred compensation recorded at December 31, 2002. Also, net accounts receivable increased by $76,765 to $298,810, and inventory decreased by $222,910 to $207,362 which is attributable to the recent relationship entered into with Sports Giant LLC.

     During the six months ended June 30, 2003, investing activities consisted of capital expenditures for equipment totaling $11,309, along with the purchase of marketable securities of $937.

     Net cash provided by financing activities totaled $772,767 for the six-month period ended June 30, 2003. This was mainly attributable to two of our officers/directors selling an aggregate of 741,000 shares of their Common Stock in our Company and thereafter contributing $795,765 of the proceeds from such sale to us. In consideration therefore, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable to purchase one share of our Common Stock at a price of $3.75 per share. These warrants were to expire December 31, 2003. However, the two officers/directors decided to surrender the warrants back to us and the warrants were terminated. No compensation cost was recorded as a result of the issuance of grants above the fair market value at the time of grant.

     In August 2002, we entered into a new $2,000,000 line of credit agreement with a bank. The line of credit was originally available through June 30, 2003, but has been extended through December 31, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time (6% at June 30, 2003) and is payable monthly. The obligation is collateralized by the personal guarantees and second mortgages on specific real estate assets of one of our officers and one of our directors and by assignments of patents and settlement proceeds from patent infringements. At June 30, 2003 the line was fully utilized. The line of credit agreement contains certain financial covenants including the submission of timely financial statements. At June 30, 2003, we were in compliance with such covenants.

     In addition, in June 2002, we obtained a new $500,000 line of credit agreement with a bank. The line of credit was originally available through July 1, 2003, but has been extended through December 31, 2003. Amounts drawn on this line of credit bear interest at prime rate plus 3% (7.25% at June 30, 2003) and are payable monthly. The obligation is collateralized by certificates of deposit and personal guarantees of one of our directors. At June 30, 2003, the line was fully utilized.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 1,100,000 shares of our Common Stock valued at $3.00 per share for an aggregate value of $3,300,000 to certain stockholders and directors in consideration for their providing collateral of assets and personal guarantees. Of such amounts, $1,287,500 is recorded as finance charges during the year ended December 31, 2002. Accordingly, $2,012,500 has been recorded as deferred financing costs as of December 31, 2002. Such amount is being amortized as interest expense over the remaining life of the loans. For the six months ended June 30, 2003, $2,012,500 has been expensed. As of June 30, 2003, no deferred balance remained.

     In connection with the lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of approximately $257,000 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loan. For the six months ended June 30, 2003, $257,000 has been expensed. As of June 30, 2003, no deferred balance remained.

     In addition, we have an outstanding note payable which had a principal balance of $70,000 at June 30, 2003. This note, which was originally $175,000, is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001, and is related to a settlement agreement to resolve a legal dispute which arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in our Series B Preferred Stock. The unpaid balance of the note is payable in full in the event of a sale or merger of our Company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     In May 2002, a stockholder/director granted us an unsecured loan, which loan is due on or before December 31, 2003, and bears interest at 6% per annum. At June 30, 2003, the principal loan balance to the stockholder was $119,508.

     During 2002, we borrowed various unsecured loans from other stockholders and a director, which bear interest at 6% per annum, leaving a balance of $314,000 at December 31, 2002, payable on or before December 31, 2003. During the six months ended June 30, 2003, $37,500 was repaid by us to this director, leaving a remaining balance of $276,500.

     These  two  aforementioned   transactions  resulted  in  loans  payable  to
stockholders/directors of $396,008 at June 30, 2003.

     In connection with these borrowings from the stockholders and directors, we issued 642,585 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of approximately $1,928,000, to the stockholders and directors in consideration of them providing such funds. Such amount is being amortized as interest expensed over the remaining life of the loans. For the year ended December 31, 2002, approximately $1,461,000 has been expensed. As of December 31, 2002, approximately $467,000 has been deferred. For the six months ended June 30, 2003, $466,670 has been expensed. As of June 30, 2003, no deferred balance remained.

     We have extended the lines of credit for $2,000,000 and $500,000 beyond the maturity dates of June 30, 2003, and July 1, 2003, as presented in the accompanying condensed consolidated unaudited financial statements as of and for the three and six months ended June 30, 2003. If either of these lines of credit or the borrowings from shareholders and directors were to become due, it is unlikely that we would be able to meet these obligations or other obligations that occur in the normal course of business. We are pursuing long-term financing arrangements and have taken several strategic initiatives to improve our working cash position, including an expansion of product lines and various legal proceedings to defend our patents. We also have taken severe cost cutting measures, including a reduction of staff. At this time, we are unable to predict whether we will be successful in our efforts.

     We have incurred net losses and utilized cash on our operating activities for each of the three and six months ended June 30, 2003. Our capital deficit has increased at June 30, 2003 from December 31, 2002. Our management anticipates that net losses will continue and that additional cash will be utilized for operations during the year ending December 31, 2003.

     We believe we will have adequate financial resources for at least the next 12 months. In order to increase revenues, we have started selling paintball apparel and related products. Such sales, which commenced in October 2002, amounted to $269,370 for the six-month period ended June 30, 2003. However, if, during the next 12 months, we are unable to continually extend current lines of credit and borrowings from shareholders as they become due, raise additional long-term financing arrangements and receive market acceptance of our new business strategies, we will not be able to continue as a going concern. The report of our independent auditors on the consolidated financial statements for the years ended December 31, 2002 and 2001 include an explanatory paragraph which stated that we incurred substantial net losses during the years ended December 31, 2002 and 2001, have a capital deficit and have working capital deficiency, which raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the uncertainty.

     Finally, during the six months ended June 30, 2003, two of our officers/directors sold an aggregate of 722,500 shares of their Common Stock in our Company and contributed $795,765 of the proceeds from such sale to us. During the three months ended March 31, 2003, in consideration for such proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003; however, the two officers/directors decided to surrender the warrants back to the Company and the warrants were terminated. No compensation cost was recorded since the warrants were granted at an exercise price above the fair market value.

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

     Though MIG has only recently begun offering its consulting services, since August 2003, we have generated and received $275,000 in consulting fees through the date of this report. While no assurances can be provided, we believe this segment of our business has tremendous potential. The relevant consulting contracts include a front end fee to MIG, plus a percentage of future sales in Russia by the respective client.

     Based upon the above discussions, we believe the acceptance of our new paintball product line and the expansion of MIG together with the expected growth of our existing business lines will enhance our growth. If these factors occur, and if economic conditions in the United States improve, we expect to reach profitability in 2004. However, there can be no assurances that our forecasts will be accurate.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six months ended June 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of December 23, 2003, (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

     In April 2001, Vertex Capital Corp. filed a complaint against us in the United States District Court for the Southern District of New York seeking damages for alleged breach of contract and unjust enrichment. In September 2002, the court entered summary judgment in our favor, dismissing all but one of the plaintiff's claims. In January 2003, we entered into a verbal settlement of this matter, which provided for us to issue warrants. However, when the settlement was being reduced to writing, a dispute concerning the terms of the warrants to be issued arose and no formal settlement was reached. The court has dismissed this action, without prejudice, due to the failure of the plaintiff to timely file pleadings. No further action has taken place.

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

     In December 1997, we entered into a Confidential Settlement Agreement and Release in conjunction with a Product and License Agreement to resolve outstanding litigation in the matter of The Brandner Corporation v. Jeannette L. Brandner, et al., docket no. 96CV 3163 (JRS) then pending in the United States District Court for the Southern District of New York. The settlement sought to resolve all outstanding issues regarding technology embraced by Brandner's patent, no. 5,303,940 (the "940 Technology"). Pursuant to the Product and License Agreement, we made all required royalty payments for skates utilizing the technology as set forth in the License Agreement. In February 2002, Brandner filed a request with the Court, seeking royalty payments for skates not covered by the 940 Technology. We filed an opposition to Brandner's request. In November 2002, the Court entered judgment against us. We have appealed this ruling to the US Court of Appeals for the 2nd Circuit. The Court of Appeals has remanded the case back to the District Court to explore the Company's position that the District Court lacked jurisdiction over any alleged continuing disputes between the parties relative to the product and licensing contract. Although no assurances can be provided, we are optimistic about the likelihood of our prevailing in this matter on appeal.

     Finally, in December 2002, a complaint was filed against us by Primagency, Inc. in the Supreme Court of the State of New York, who alleged that we owed $200,000 in placement fees arising out of an agency compensation agreement which we entered into with the plaintiff. Judgment was entered against us in the principal amount or $200,000 which judgment was stayed by the court. We have filed an appeal and the matter is currently pending.

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

     Also, during the six-month period ended June 30, 2003, two holders of our Series C Preferred Stock elected to convert an aggregate of 24,000 of such shares into 24,000 shares of our Common Stock. Holders of 200 of our issued and outstanding Common Stock Purchase Warrants also elected to exercise their warrants and we issued 200 shares of our Common Stock applicable thereto. The exercise price of these warrants was $3.75 per warrant.

     During the six months ended June 30, 2003, two employees were granted 90,250 shares of our Common Stock as part of an employee agreement, or as additional compensation.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our Common Stock valued at $3.00 per share for an aggregate value of approximately $257,00 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loans. For the six months ended June 30, 2003, $257,400 has been expensed. As of June 30, 2003, no deferred balance remained.

     Finally, during the six months ended June 30, 2003, two of our officers/directors sold an aggregate of 722,500 shares of their Common Stock in our Company and thereafter contributed $795,765 of the proceeds to us from such sale. See "Liquidity and Capital Resources," above. From July 1, 2003 through September 30, 2003, these officers/directors sold an aggregate of 18,500 shares of their common stock in our Company and thereafter, contributed $18,500 of the proceeds of these sales to us. In consideration of such proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003. However, the two officers/directors decided to surrender the warrants back to us and the warrants were terminated. No compensation cost was recorded since the warrants were granted at an exercise price above the fair market value.

Subsequent Event

     During the three months ended September 30, 2003, for services performed, an officer/director was issued 353,333 warrants to purchase common shares of our Company, each such warrant exercisable at a price of $3.75 per warrant. We converted 176,667 of such warrants on a cashless basis. The officer/director decided to surrender the remaining 176,666 warrants back to us and the warrants were terminated.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended June 30, 2003.

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
(Unaudited)

                                                                                   June 30, 2003
                                                                                   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     90,083
   Investments in marketable securities                                                     937
   Accounts receivable, net of allowance for doubtful accounts of $40,000               298,810
   Inventories                                                                          207,362
   Prepaid expenses and other current assets                                             44,874
                                                                                   ------------

        Total current assets                                                            642,066

Property and equipment, net                                                             229,524
Patents and trademarks, net of accumulated amortization of $260,668                     658,704
Security deposits                                                                        24,792
Deferred financing costs                                                                 94,500
                                                                                   ------------

                                                                                   $  1,649,586
                                                                                   ============

LIABILITIES
Current liabilities:
   Bank lines of credit                                                            $  2,500,000
   Current maturities of long-term debt                                                  35,000
   Accounts payable and accrued expenses                                              1,311,081
   Related party loans payable                                                           66,359
   Due to stockholders/directors - loans                                                396,008
                                                                                   ------------

        Total current liabilities                                                     4,308,448
                                                                                   ------------

Long-term debt, net of current maturities                                                35,000
                                                                                   ------------

Mandatory redeemable, Series A convertible 6% cumulative preferred stock, no par value, 500,000 shares authorized, issued and
   outstanding, aggregating liquidation preference of $30,000                           500,000
                                                                                   ------------

CAPITAL DEFICIT
   Preferred stock - no par value, 7,000,000 shares authorized,
     474,127 and 473,043 shares issued and outstanding, respectively;
     aggregate liquidation preference $303,709 (Series B $300,003,
     Series C $3,401, Series D $305)                                                  2,438,857
   Common stock - no par value, 45,000,000 shares authorized, 19,430,093
      and 18,773,344 shares issued and outstanding, respectively;                    40,993,303
   Additional paid-in capital                                                        45,425,167
   Deferred compensation                                                               (187,500)
   Accumulated deficit                                                              (91,265,700)
   Treasury stock at cost, 657,833 shares                                              (597,989)
                                                                                   ------------

        Total capital deficit                                                        (3,193,862)
                                                                                   ------------

                                                                                   $  1,649,586
                                                                                   ============



See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                      Three Months Ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Net sales                                                                         $    302,672    $    447,631
Cost of goods sold                                                                     233,084         345,216
                                                                                  ------------    ------------

Gross profit                                                                            69,588         102,415
License/royalty income                                                                      --          15,000
                                                                                  ------------    ------------

                                                                                        69,588         117,415
                                                                                  ------------    ------------

Costs and operating expenses:
   Selling and promotional                                                              91,678         165,277
   General and administrative (including stock-based compensation
      of $364,500 in 2003 and $48,825 in 2002)                                         951,612         931,581
   Research and development                                                            128,822          82,003
   Depreciation and amortization                                                        21,842          38,142
                                                                                  ------------    ------------

      Total operating expenses                                                       1,193,954       1,217,003
                                                                                  ------------    ------------

Loss from operations                                                                (1,124,366)     (1,099,588)
                                                                                  ------------    ------------

Other income (expense):
   Interest income                                                                          --           8,960
   Interest and financing expense                                                   (1,381,769)        (20,876)
   Equity-based interest expense                                                            --          (7,500)
                                                                                  ------------    ------------

      Total other income (expense), net                                             (1,381,769)        (19,416)
                                                                                  ------------    ------------

Net loss                                                                            (2,506,135)     (1,119,004)
                                                                                  ------------    ------------

Dividends attributable to preferred stock                                               62,269              --
                                                                                  ------------    ------------

Net loss attributable to common stockholders                                      $ (2,568,404)  $  (1,119,004)
                                                                                  ============    ============

Net loss attributable to common stockholders per common share basic and diluted:  $      (0.14)   $      (0.07)
                                                                                  ============    ============

Weighted average shares basic and diluted                                           18,683,094      16,017,206
                                                                                  ============    ============

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Net sales                                                                          $    639,861    $    776,826
Cost of goods sold                                                                      499,351         590,390
                                                                                   ------------    ------------

Gross profit                                                                            140,510         186,436
License/royalty income                                                                       --          50,000
                                                                                   ------------    ------------

                                                                                        140,510         236,436
                                                                                   ------------    ------------

Costs and operating expenses:
   Selling and promotional                                                              187,908         382,287
   General and administrative (including stock-based compensation
      of $458,250 in 2003 and $48,825 in 2002)                                        1,447,750       1,614,145
   Research and development                                                             256,907         157,327
   Depreciation and amortization                                                         60,950          73,603
                                                                                   ------------    ------------

      Total operating expenses                                                        1,953,515       2,227,362
                                                                                   ------------    ------------

Loss from operations                                                                 (1,813,005)     (1,990,926)
                                                                                   ------------    ------------

Other income (expense):
   Interest income                                                                          187          17,820
   Interest and financing expense                                                    (2,726,641)        (37,024)
   Equity-based interest expense                                                             --         (15,000)
    Settlement adjustment                                                               (47,500)         85,598
                                                                                   ------------    ------------

      Total other income (expense), net                                              (2,773,954)         51,394
                                                                                   ------------    ------------

Net loss                                                                             (4,586,959)     (1,939,532)
                                                                                   ------------    ------------

Dividends attributable to preferred stock                                               118,417              --
                                                                                   ------------    ------------

Net loss attributable to common stockholders                                       $ (4,705,376)   $ (1,939,532)
                                                                                   ============    ============

Net loss attributable to common stockholders per common share basic and diluted:   $      (0.25)   $      (0.12)
                                                                                   ============    ============

Weighted average shares basic and diluted                                            18,615,894      16,017,206
                                                                                   ============    ============

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                     2003           2002
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                                      $(4,586,959)   $(1,939,532)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   60,950         79,603
      Amortization of deferred compensation                                          187,500             --
      Employee compensation paid in common stock                                     270,750         48,825
      Amortization of deferred financing costs                                     2,642,070             --
      Changes in:
        Accounts receivable                                                          (76,765)       113,765
        Inventories                                                                  222,910        336,223
        Prepaid expenses and other current assets                                      2,581        (13,311)
        Security deposits                                                                950         20,188
        Accounts payable and accrued expenses                                        144,376        346,602
                                                                                 -----------    -----------

           Net cash used in operating activities                                  (1,131,637)    (1,007,637)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Capital expenditures for equipment                                                (11,309)        (5,000)
   Capital expenditures for patents                                                       --         (8,026)
   Purchase of marketable securities                                                    (937)            --
                                                                                 -----------    -----------

           Net cash used in investing activities                                     (12,246)       (13,026)
                                                                                 -----------    -----------

Cash flows from financing activities:
   Borrowings under bank lines of credit                                                  --      1,885,000
    Repayment of bank lines of credit                                                     --     (1,250,000)
   Advances from/(to) related parties - net                                           48,752       (185,551)
   Loans from officers/directors - net                                               (37,500)       402,500
   Principal payments under long-term debts                                          (35,000)      (225,083)
    Capital contribution by stockholders                                             795,765             --
   Proceeds from issuance of common stock and exercise of warrants                       750        212,000
                                                                                 -----------    -----------

           Net cash provided by financing activities                                 772,767        838,866
                                                                                 -----------    -----------

Net decrease in cash and cash equivalents                                           (371,116)      (181,797)
Cash and cash equivalents, beginning of period                                       461,199        214,736
                                                                                 -----------    -----------

Cash and cash equivalents, end of period                                         $    90,083    $    32,939
                                                                                 ===========    ===========

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Basis of Presentation:

     The accompanying condensed consolidated financial statements as of June 30, 2003 and for the six month periods ended June 30, 2003 and June 30, 2002, is unaudited, but, in the opinion of the management of V-Formation, Inc. (the "Company"), contain all adjustments which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2003, the results of its operations and its cash flows for the six month periods ended June 30, 2003 and June 30, 2002. The condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB/A1 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year.

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

[3]  Going Concern:

     The Company has incurred substantial losses and expects to incur substantial losses for the foreseeable future and has working capital and capital deficits. Additional cash will be utilized during the year ended December 31, 2003.

     The Company's viability is dependent upon its ability to raise additional capital to continue as a going concern. In June 2002, the Company obtained a $500,000 line of credit. In August 2002, the Company obtained a $2,000,000 line of credit. At June 30, 2003, both lines of credit were fully utilized and are extended through December 31, 2003 (see Note B). The Company continues to be in discussions with investment bankers and others to seek extension of due dates for the lines of credit and additional financing for operations. The Company believes it will have adequate financial resources for at least the next 12 months. However, no assurance can be given that the Company will obtain any additional financing.

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

[5]  Supplementary disclosures of cash flow information:

     During the six months ended June 30, 2003 and 2002, the Company paid interest expense of $79,452 and $29,465, respectively.

[6]  Supplementary schedules of noncash investing and financing activities:

                                                               Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                                2003      2002
                                                              --------  --------

       Common stock issued in connection with debt financing  $257,400
                                                              ========

       Common stock issued as dividends to preferred holders  $236,833  $236,154
                                                              ========  ========

[7]  Concentration of credit risk:

     During the six months ended June 30, 2003 and 2002, two customers accounted for approximately 74% and 23% of net sales, respectively.

     At June 30, 2003, the Company had accounts receivable, excluding the consideration of the $40,000 allowance for doubtful accounts, from one customer in the amount of approximately $301,000, representing 89% of the gross accounts receivable balance at that date.

     The Company uses outside manufacturers to produce its products. During the six months ended June 30, 2003 and 2002, two and one vendor(s) accounted for approximately 92% and 90% purchase of products, respectively.

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

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8]  Stock-based compensation (continued):

                                                                    Six Months Ended
                                                                        June 30,
                                                                -------------------------
                                                                   2003          2002
                                                                ----------    -----------
       Reported net loss attributable to common stockholders    $(4,705,376)  $(1,939,532)
       Stock-based employee compensation expense included in
          reported net loss, net of related tax effects           2,912,820        48,825
       Stock-based employee compensation determined under the
          fair value-based method, net of related tax effects    (2,925,914)   (1,088,465)
                                                                -----------   -----------

       Pro forma net loss attributable to common stockholders   $(4,718,470)  $(2,979,172)
                                                                ===========   ===========

       Net loss attributable to common stockholders per
          common share (basic and diluted):
             As reported                                        $     (0.25)  $     (0.12)
                                                                ===========   ===========

             Pro forma                                          $     (0.25)  $     (0.19)
                                                                ===========   ===========

     The fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model with no expected volatility, expected life of one year, risk-free interest rate of approximately 1% in 2003 and 3% in 2002 and a dividend yield of 0%. The weighted average fair value of warrants granted during the six months ended June 30, 2003 and 2002 were $0.06 and $0.24, respectively.

[9]  Loss per common share:

     Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Dilutive earnings per share calculations include the potential exercise of stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in 2003 and 2002 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 3,948,683 and 5,542,361, which consist of outstanding warrants and convertible preferred shares, are considered to be anti-dilutive at June 30, 2003 and 2002, respectively.

[10] Reclassification:

     Certain prior period amounts have been reclassified to conform current period presentation.

[11] Newly issued accounting pronouncements:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment from debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Newly-issued accounting pronouncements (continued):

     sales-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption did not have a material impact on the financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosures in annual financial statements about the method for stock-based compensation and the proforma effect on reported results of applying the fair value method for entities that use intrinsic value method. The proforma disclosures are also required to be displayed prominently in interim financial statements. The Company did not change to the fair value method of accounting and has included the disclosure required of SFAS No. 148 in the accompanying financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", for certain entities that do no have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN No. 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN No. 46 will have upon its financial condition or results of operations.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within SFAS No. 150's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on its consolidated financial statements.

NOTE B - BANK LINES OF CREDIT

     In August 2002, the Company entered into a new $2,000,000 line of credit agreement with a bank. The line of credit was originally available through June 30, 2003, but has been extended through December 31, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time (6% at June 30, 2003) and is payable monthly. The obligation is collateralized by the personal guarantees and mortgages on specific real estate assets of one of the Company's officers and one of its directors and by assignments of patents and settlement proceeds from patent infringements. At June 30,

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE B - BANK LINES OF CREDIT (CONTINUED)

     2003 the line was fully utilized. The line of credit agreement contains certain financial covenants including the submission of timely financial statements. At June 30, 2003, the Company was in compliance with such covenants.

     In addition, in June 2002, the Company obtained a new $500,000 line of credit agreement with a bank. The line of credit was originally available through July 1, 2003, but has been extended through December 31, 2003. Amounts drawn on this line of credit bear interest at prime rate plus 3% (7.25% at June 30, 2003) and are payable monthly. The obligation is collateralized by certificates of deposit and personal guarantees of one of the Company's directors. At June 30, 2003, the line was fully utilized.

     In connection with the lines of credit for $2,000,000 and $500,000, the Company issued 1,100,000 shares of common stock valued at $3.00 per share for an aggregate value of $3,300,000, to certain stockholders and directors in consideration of them providing collateral of assets and personal guarantees. Of such amount, $1,287,500 is recorded as finance charges during the year ended December 31, 2002. Accordingly, $2,012,500 has been recorded as deferred financing costs as of December 31, 2002. Such amount is being amortized as interest expense over the remaining life of the loans. For the six months ended June 30, 2003, $2,012,500 has been expensed and there is no deferred balance remaining.

     In connection with the lines of credit for $2,000,000 and $500,000, the Company issued 85,800 shares of common stock valued at $3.00 per share for an aggregate value of approximately $257,000 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity dates to December 31, 2003. Such amount is being amortized as interest expense over the remaining life of the loan. For the six months ended June 30, 2003, $162,900 has been expensed. As of June 30, 2003, $94,500 has been deferred.

NOTE C - COMMITMENTS AND CONTINGENCIES

[1]  Related party transactions:

     At December 2002, a balance was due to an officer/director of $17,607. During the six months ended June 30, 2003, the officer/director loaned the Company an additional $70,000 of which $21,248 was repaid during the period. At June 30, 2003, the net balance of $66,359 is shown as related party loans payable in the accompanying condensed financial statements.

     In May 2002, a stockholder/director granted an unsecured loan to the Company, which loan is due on or before June 30, 2003 and bears interest at 6% per annum. At June 30, 2003, the principal loan balance to the stockholder/director was $119,508.

     During 2002, the Company borrowed various unsecured loans from other stockholders and a director bearing interest at 6% per annum, leaving a balance of $314,000 at December 31, 2002 payable on or before June 30, 2003. During the six months ended June 30, 2003, $37,500 was repaid by the Company to a director leaving a balance of $276,500.

     These two transactions resulted in loans payable to stockholders/officers of $396,008 at June 30, 2003.

     In connection with these borrowings from the stockholders and directors, the company issued 642,585 shares of common stock valued at $3.00 per share for an aggregate value of approximately $1,928,000 to the stockholders and directors in consideration of them providing such funds. Such amount is being amortized as interest and expensed over the remaining life of the loans. For the year ended December 31, 2002, approximately $1,461,000 has been expensed. As of December 31, 2002, approximately $467,000 has been deferred. For the six months ended June 30, 2003, $467,000 has been
     expensed  thereby  leaving  no  remaining   deferred  balance.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]  Related party transactions (continued):

     During the six months ended June 30, 2003, two officers/directors of the Company sold an aggregate of 741,000 shares of their Common Stock in the Company and thereafter contributed $795,765 of the proceeds from such sale to the Company. In consideration thereof, the Company issued these two people warrants to purchase up to 236,000 shares of Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003. However, the two officers/directors decided to surrender the warrants back to the Company and the warrants were terminated. No compensation cost was recorded as a result of the issuance of grants above the fair market value at the time of grant.

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

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[2]  Legal Proceedings (continued):

     Finally, in December 2002, a complaint was filed against the Company by Primagency, Inc. in the Supreme Court of the State of New York, who alleged that the Company owed $200,000 in placement fees arising out of an agency compensation agreement which the Company entered into with the plaintiff. Judgment was entered against us in the principal amount of $200,000 which judgment was stayed by the court. We have filed an appeal and the matter is currently pending.

     The Company has been named as a defendant in one other lawsuit in the normal course of business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from this matter will not have a material effect on the Company's financial statements.

NOTE D - SUBSEQUENT EVENT

     During the three months ended September 30, 2003, for services performed, an officer/director was issued 353,333 warrants to purchase common shares of the Company, each such warrant exercisable at a price of $3.75 per warrant. The Company converted 176,667 of such warrants on a cashless basis. The officer/director decided to surrender the remaining 176,666 warrants back to the Company and the warrants were terminated.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    V-FORMATION, INC.
                                    (Registrant)

                                    Dated: December 23, 2003


                                    By: s/ Richard Stelnick
                                       -----------------------------------------
                                       Richard Stelnick, Chief Executive Officer