Form 10QSB
period 2003-09-30
V FORMATION INC/NJ/
filed 2003-12-23
CIK 1083277

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003, are attached hereto.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three and nine-month periods ended September 30, 2003 and 2002.

Results of Operations

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002.

     Our sales revenues increased to $475,252 for the three month period ended September 20, 2003 from $154,600 for the three month period ended September 30, 2002, an increase of $320,652 (207%). Sales for the quarter were derived totally from our paintball products, while none were sold during the similar period in the prior year. Sales increased to $1,115,113 for the nine-month period ended September 30, 2003, from $931,425, an increase of $183,688 (20%). The increase in revenues was mainly attributable to the sales of paintball products during the nine months ended September 30, 2003, which totaled $752,945, while none were sold during the similar period in the prior year. This was offset by a decrease in sales of our hockey related products (skates, pants, gloves, bags, jerseys and girdles) which totaled $362,168 for the nine months ended September 30, 2003, as compared to $931,425 for the similar period in the prior year. We believe the decrease is due to the general downturn in the economy.

     For the three month period ended September 30, 2003, cost of sales increased to $373,198 from $200,539 for the three month period ended September 30, 2002, an increase of $172,659 (86%). For the nine month period ended September 30, 2003, costs of sales increased to $872,549 compared to $790,929 for the nine months ended September 30, 2002, an increase of $81,620 (10%). The increase was due to the increase in sales volume previously discussed. The related gross margins increased to $242,564 (22%) for the nine-month period ended September 30, 2003, compared to $140,496 (15%) gross margin for the nine months ended September 30, 2002. The lower gross margin in 2002 is mainly attributable to the closeout of certain models of our roller skates during the third calendar quarter of 2002.

     During the months ended September 30, 2003, we received $75,000 for consulting services from domestic companies endeavoring to do business within the Russian Federation. We received these fees through Muscovy Import Group a division the Company established during the second quarter of 2003. The services offered by Muscovy Import group include assistance in the development of sales and distribution channels in Russia, identifying and contacting selected accredited business partners in Russia, arranging for preferred tax and tariff treatment when doing business in Russia and negotiating the financial aspects of any foreign business/trade transactions.

     While no assurances can be provided, we anticipate a future revenue stream from infringement litigation which is discussed in "Part II, Item 1, Legal Proceedings," below herein, provided that we are either successful in this litigation or an acceptable settlement is reached. During the nine month period ended September 30, 2003, we did not receive any royalty payments applicable to such infringement litigation.

     During the three month period ended September 30, 2003, selling and promotional costs decreased by $88,614 (60%) from $146,608 to $57,994. During the nine-month period ended September 30, 2003, selling and promotional costs decreased by $282,992 from $528,894 to $245,902 (54%). The decrease is due to our being more selective in the scheduling of promotional events which therefore reduced associated travel costs. In addition, we eliminated the majority of our salaried sales force during 2003.

     General and administrative expenses were $1,109,656 for the three month period ended September 30, 2003, compared to $757,289 for the similar period in 2002, an increase of $352,367 (47%). General and administrative expenses were $2,557,406 for the nine months ended September 30, 2003, compared to $2,371,433 for the similar period in 2002, an increase of $185,973 (8%). The increases are mainly attributable to the issuance of stock as compensation to employees during 2003 totaling $800,750 as compared to $48,825 in the similar period last year. During the first nine months of 2003, we also amortized $281,250 of equity-based deferred compensation recorded at December 31, 2002. The increase in expense was offset by a reduction of professional and outside consultants during the first nine months of 2003.

     Research and development costs during the three month period ended September 30, 2003 increased to $149,331 from $121,074 for the three months ended September 30, 2002, an increase of $28,257 (23%). During the nine-month period ended September 30, 2003, research and development costs were $406,238, as compared to $278,401 in the similar period in 2002, an increase of $127,837 (46%). The increase is primarily due to costs associated with the production of numerous samples in conjunction with our expansion into the paintball industry, along with a possible future joint venture on an international basis.

     During the three months ended September 30, 2003, depreciation and amortization expense decreased from $33,830 to $30,514. For the nine months ended September 30, 2003, depreciation and amortization expense decreased from $107,432 to $91,464. Amortization and depreciation is associated with patents, trademarks and equipment.

     Interest income and expense decreased from a net expense of $768,583 for the three- month period ended September 30, 2002 to a net expense of $130,464 for the three months ended September 30, 2003. Interest income and expense increased from a net of $802,788 in the nine months ended September 30, 2002, to a net of $2,856,918 for the nine months ended September 30, 2003, an increase of $2,008,757. This significant increase was due to the amortization of $2,479,170 of deferred financing costs recorded at December 31, 2002, and $257,400 of current year deferred financing costs for the issuance of 85,800 shares of our common stock to one of our directors for providing collateral for our bank lines of credit.

     During the nine month period ended September 30, 2002, we were notified that other defendants in a litigation matter that was settled in 1998 had satisfied $85,598 of a note payable obligation, which we had originally recorded. As a result, we recognized income from elimination of this obligation. During the nine month period ended September 30, 2003, we settled minor legal matter by agreeing to issue a payments of $47,500.

     During  the  three  month  period  ended  September  30,  2003,   dividends
attributable to preferred stock was $59,209. During the nine month period ended September 30, 2003, dividends attributable to preferred stock was $177,626.

     As a result, we generated a net loss attributable to common stockholders of $(1,360,114) for the three months ended September 30, 2003 ($.07 per share) compared to a net loss of $(1,873,323) ($.12 per share) for the three months ended September 30, 2002. We generated a net loss attributable to common stockholders of $(6,065,490) for the nine months ended September 30, 2003 ($.32 per share) compared to a net loss of $(3,967,439) for the nine months ended September 30, 2002 ($.25 per share).

Liquidity and Capital Resources

     At September 30, 2003, we had $44,954 in cash and cash equivalents, a decrease of $416,245 from December 31, 2002. This decrease in cash was attributable to net cash used in operating activities of $1,429,777, net cash used in investing activities of $12,673 and net cash provided by financing activities of $1,026,205.

     At September 30, 2003, our working capital deficiency was $4,200,752. This working capital deficiency is primarily due to the fact we had made various short-term financing arrangements to continue operations, such as having $2,500,000 outstanding at September 30, 2003 in borrowings from our $2,000,000 and $500,000 lines of credit. As of September 30, 2003, the $2,000,000 and $500,000 lines of credit had expiration dates of December 31, 2003. In addition, we have financed operations by borrowing from various stockholders and directors and have $646,008 outstanding at September 30, 2003 from such arrangements.

     Net cash used in operating activities during the nine-month period ended September 30, 2003, was $1,429,777, versus $1,807,820 for the same period in 2002. Net loss for the nine months ended September 30, 2003 was $5,887,864 and net loss for the nine months ended September 30, 2002 was $3,812,855 for the same period in the prior year. A significant factor in the loss was the amortization of $2,479,170 of deferred financing costs which were recorded at December 31, 2002 along with $257,400 of current year deferred financing costs. In addition, $800,750 of expense was paid in stock and warrants for services. During the first nine months of 2003, we also amortized $281,250 of equity-based deferred compensation recorded at December 31, 2002. Also, net accounts receivable increased by $116,825 to $338,870, and inventory decreased by $53,454 to $376,818 which is attributable to the recent relationship entered into with Sports Giant LLC and National Paintball Supply.

     During the nine months ended September 30, 2003, investing activities consisted of capital expenditures for equipment totaling $11,736, along with the purchase of marketable securities of $937.

     Net cash provided by financing activities totaled $1,026,205 for the nine-month period ended September 30, 2003. This was mainly attributable to two of our officers/directors selling an aggregate of 741,000 shares of their Common Stock in our Company and thereafter contributing $814,203 of the proceeds from such sale to the Company. In consideration for the contribution of proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003. However, the two officers/directors decided to surrender the warrants back to us and the warrants were terminated. No compensation cost was recorded as a result of the issuance of grants above the fair market value at the time of grant. Also, we received a net $212,500 as loans from directors and shareholders during the nine-month period ended September 30, 2003.

     In August 2002, we entered into a new $2,000,000 line of credit agreement with a bank. The line of credit was originally available through June 30, 2003, but has been extended through December 31, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time (6% at September 30, 2003) and is payable monthly. The obligation is collateralized by the personal guarantees and second mortgages on specific real estate assets of one of our officers and one of its directors and by assignments of patents and settlement proceeds from patent infringements. At September 30, 2003 the line was fully utilized. The line of credit agreement contains certain financial covenants including the submission of timely financial statements. At September 30, 2003, we were in compliance with such covenants.

     In June 2002, we obtained a new $500,000 line of credit agreement with a bank. The line of credit was originally available through July 1, 2003, but has been extended through December 31, 2003. Amounts drawn on this line of credit bear interest at prime rate plus 3% (7.25% at September 30, 2003) and are payable monthly. The obligation is collateralized by certificates of deposit and personal guarantees of one of our directors. At September 30, 2003, the line was fully utilized.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 1,100,000 shares of our Common Stock valued at $3.00 per share for an aggregate value of $3,300,000 to certain stockholders and directors in consideration for their providing collateral of assets and personal guarantees. Of such amounts, $1,287,500 is recorded as finance charges during the year ended December 31, 2002. Accordingly, $2,012,500 has been recorded as deferred financing costs as of December 31, 2002. Such amount is being amortized as interest expense over the remaining life of the loans. For the nine months ended September 30, 2003, $2,012,500 has been expensed. As of September 30, 2003, no deferred balance remained.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of approximately $257,000 to one of our directors in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loan. For the nine months ended September 30, 2003, $257,000 has been expensed. As of September 30, 2003, no deferred balance remains.

     In addition, we have an outstanding note payable which had a principal balance of $70,000 at September 30, 2003. This note, which was originally $175,000, is unsecured, payable in five annual installments of $35,000 without interest, which payments commenced March 31, 2001, and is related to a settlement agreement to resolve a legal dispute which arose from a 1996 transaction in which the plaintiffs acted as brokers by introducing various parties that subsequently invested in our Series B Preferred Stock. The unpaid balance of the note is payable in full in the event of a sale or merger of our Company, or in the event we receive net funding of $1.5 million or more from an equity offering.

     In May 2002, a stockholder/director granted us an unsecured loan, which loan is due on or before December 31, 2003, and bears interest at 6% per annum. At September 30, 2003, the principal loan balance to the stockholder was $119,508.

     During 2002, we borrowed various unsecured loans from other stockholders and a director, which bear interest at 6% per annum, leaving a balance of $314,000 at December 31, 2002, payable on or before December 31, 2003. During the nine months ended September 30, 2003, $37,500 was repaid by us to this director, leaving a remaining balance of $276,500.

     During August 2003, we borrowed $250,000 from one of our directors. This loan, which is unsecured, bears interest at 6% per annum and is due on demand.

     These three aforementioned transactions resulted in loans payable to stockholders/directors of $646,008 at September 30, 2003.

     In connection with these borrowings from the stockholders and directors, we issued 642,585 shares of our Common Stock, valued at $3.00 per share, for an aggregate value of approximately $1,928,000, to the stockholders and directors in consideration of them providing such funds. Such amount is being amortized as interest expensed over the remaining life of the loans. For the year ended
December 31, 2002, approximately $1,461,000 was expensed. As of December 31, 2002, approximately $467,000 was deferred. For the nine months ended September 30, 2003, approximately $467,000 has been expensed. As of September 30, 2003, no deferred balance remained.

     We have extended the lines of credit for $2,000,000 and $500,000 beyond the maturity dates of June 30, 2003, and July 1, 2003, as presented in the accompanying condensed consolidated unaudited financial statements as of and for the three and nine months ended

September 30, 2003. If either of these lines of credit or the borrowings from shareholders and directors were to become due, it is unlikely that we would be able to meet these obligations or other obligations that occur in the normal course of business. We are pursuing long-term financing arrangements and have taken several strategic initiatives to improve our working cash position, including an expansion of product lines and various legal proceedings to defend our patents. We also have taken severe cost cutting measures, including a reduction of staff. At this time, we are unable to predict whether we will be successful in our efforts.

     We have incurred net losses and utilized cash on our operating activities for each of the three and nine months ended September 30, 2003. Our capital deficit has increased at September 30, 2003 from December 31, 2002. Our management anticipates that net losses will continue and that additional cash will be utilized for operations during the year ending December 31, 2003.

     We believe we will have adequate financial resources for at least the next twelve months. In order to increase revenues, we have started selling paintball apparel and related products. Such sales, which commenced in October 2002, amounted to $752,945 for the nine-month period ending September 30, 2003. However, if, during the next 12 months, we are unable to continually extend current lines of credit and borrowings from shareholders as they become due, raise additional long-term financing arrangements and receive market acceptance of our new business strategies, we will not be able to continue as a going concern. The report of our independent auditors on the consolidated financial statements for the years ended December 31, 2002 and 2001 include an explanatory paragraph which stated that we incurred substantial net losses during the years ended December 31, 2002 and 2001, have a capital deficit and have working capital deficiency, which raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the uncertainty.

     Finally, during the nine months ended September 30, 2003, two of our officers/directors sold an aggregate of 741,000 shares of their Common Stock in our Company and contributed $814,203 of the proceeds from such sale to us. During the nine months ended September 30, 2003, in consideration for such proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003; however, the two officers/directors decided to surrender the warrants back to the Company and the warrants were terminated. No compensation cost was recorded since the warrants were granted at an exercise price above the fair market value.

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

     Though MIG has only recently begun offering its consulting services, since August 2003, we have generated and received $275,000 in consulting fees as of the date of this report. While no assurances can be provided, we believe this segment of our business has tremendous potential.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine months ended September 30, 2003.

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

     Also, during the nine-month period ended September 30, 2003, two holders of our Series C Preferred Stock elected to convert an aggregate of 24,000 of such shares into 24,000 shares of our Common Stock. Holders of 200 of our issued and outstanding Common Stock Purchase Warrants also elected to exercise their warrants and we issued 200 shares of our Common Stock applicable thereto. The exercise price of these warrants was $3.75 per warrant.

     During the nine months ended September 30, 2003, two employees were granted 90,250 shares of our Common Stock as part of an employee agreement, or as additional compensation.

     In connection with our lines of credit for $2,000,000 and $500,000, we issued 85,800 shares of our Common Stock valued at $3.00 per share for an aggregate value of approximately $257,00 to a director in consideration for extending collateral for our bank lines of credit beyond the original maturity date. Such amount is being amortized as interest expense over the remaining life of the loans. During the six months ended June 30, 2003, $257,400 was expensed. As of September 30, 2003, no deferred balance remained.

     During the nine months ended September 30, 2003, two of our officers/directors sold 741,000 shares of their Common Stock in our Company and contributed $814,203 of the
                                                                              14
proceeds from such sale to us. In consideration of such proceeds, we issued these two people warrants to purchase up to 236,000 shares of our Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003; however, the two officers/directors decided to surrender the warrants back to us and the warrants were terminated. No compensation cost was recorded since the warrants were granted at an exercise price above the fair market value.

     During the nine months ended September 30, 2003, for services performed, an officer/director was issued 353,333 warrants to purchase common shares of our Company, each such warrant exercisable at a price of $3.75 per warrant. We converted 176,667 of such warrants on a cashless basis. The officer/director decided to surrender the remaining 176,666 warrants back to us and the warrants were terminated.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended September 30, 2003.

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
(Unaudited)

                                                                                 Sept 30, 2003
                                                                               ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $         44,954
   Investments in marketable securities                                                     937
   Accounts receivable, net of allowance for doubtful accounts of $40,000               338,870
   Inventories                                                                          376,818
   Prepaid expenses and other current assets                                             30,000
                                                                               ----------------

        Total current assets                                                            791,579

Property and equipment, net                                                             214,733
Patents and trademarks, net of accumulated amortization of $275,963                     643,710
Security deposits                                                                        24,792
                                                                               ----------------

                                                                               $      1,674,814
                                                                               ================
LIABILITIES
Current liabilities:
   Bank lines of credit                                                        $      2,500,000
   Current maturities of long-term debt                                                  35,000
   Accounts payable and accrued expenses                                              1,759,964
   Related party loans payable                                                           51,359
   Due to stockholders/directors - loans                                                646,008
                                                                               ----------------

        Total current liabilities                                                     4,992,331
                                                                               ----------------

Long-term debt, net of current maturities                                                35,000
                                                                               ----------------

Mandatory redeemable, Series A convertible 6% cumulative preferred stock, no par value, 500,000 shares authorized, 500,000 shares issued and
   outstanding, aggregating liquidation preference of $30,000                           500,000
                                                                               ----------------

CAPITAL DEFICIT
   Preferred stock - no par value, 7,000,000 shares authorized, 474,127 and
        473,043 shares issued and outstanding, respectively;
      aggregate liquidation preference $303,709 (Series B $300,003, Series C
      $3,401, Series D $305)                                                          2,438,857
   Common stock - no par value, 45,000,000 shares authorized, 19,606,760
      and 18,950,011 shares issued and outstanding, respectively                     41,523,303
   Additional paid-in capital                                                        45,443,667
   Deferred compensation                                                                (93,750)
   Accumulated deficit                                                              (92,566,605)
   Treasury stock at cost, 657,833 shares                                              (597,989)
                                                                               ----------------

        Total capital deficit                                                        (3,852,517)
                                                                               ----------------

                                                                               $      1,674,814
                                                                               ================


See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                              Three Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                               2003           2002
                                                                          -------------  -------------
Net sales                                                                 $     475,252  $     154,600
Cost of goods sold                                                              373,198        200,539
                                                                          -------------  -------------

Gross profit                                                                    102,054        (45,939)
License/royalty/consulting income                                                75,000              -
                                                                          -------------  -------------

                                                                                177,054        (45,939)
                                                                          -------------  -------------

Costs and operating expenses:
   Selling and promotional                                                       57,994        146,608
   General and administrative (including stock-based compensation             1,109,656        757,289
      of $623,750 in 2003 and $48,825 in 2002)
   Research and development                                                     149,331        121,074
   Depreciation and amortization                                                 30,514         33,830
                                                                          -------------  -------------

      Total operating expenses                                                1,347,495      1,058,801
                                                                          -------------  -------------

Loss from operations                                                         (1,170,441)    (1,104,740)
                                                                          -------------  -------------

Other income (expense):
   Interest income                                                                  136          7,848
   Interest and financing expense                                              (130,600)      (776,431)
                                                                          -------------  -------------

      Total other income (expense), net                                        (130,464)      (768,583)
                                                                          -------------  -------------


Net loss                                                                     (1,300,905)    (1,873,323)
                                                                          -------------  -------------

Dividends attributable to preferred stock                                        59,209              -
                                                                          -------------  -------------

Net loss attributable to common stockholders                              $  (1,360,114) $  (1,873,323)
                                                                          =============  =============

Net loss attributable to common stockholders per common share basic and
diluted:                                                                  $       (0.07) $       (0.12)
                                                                          =============  =============

Weighted average shares basic and diluted                                    18,805,701     16,274,965
                                                                          =============  =============

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                              2003         2002
                                                                         ------------  ------------
Net sales                                                                $  1,115,113  $    931,425
Cost of goods sold                                                            872,549       790,929
                                                                         ------------  ------------

Gross profit                                                                  242,564       140,496
License/royalty/consulting income                                              75,000        50,000
                                                                         ------------  ------------

                                                                              317,564       190,496
                                                                         ------------  ------------

Costs and operating expenses:
   Selling and promotional                                                    245,902       528,895
   General and administrative (including stock-based compensation           2,557,406     2,371,433
      of $1,082,000 in 2003 and $48,825 in 2002)
   Research and development                                                   406,238       278,401
   Depreciation and amortization                                               91,464       107,432
                                                                         ------------  ------------

      Total operating expenses                                              3,301,010     3,286,161
                                                                         ------------  ------------

Loss from operations                                                       (2,983,446)   (3,095,665)
                                                                         ------------  ------------

Other income (expense):
   Interest income                                                                323        25,666
   Interest and financing expense                                          (2,857,241)     (828,454)
   Settlement adjustment                                                      (47,500)       85,598
                                                                         ------------  ------------

      Total other income (expense), net                                    (2,904,418)     (717,190)
                                                                         ------------  ------------

Net loss                                                                   (5,887,864)   (3,812,855)
                                                                         ------------  ------------

Dividends attributable to preferred stock                                     177,626       154,584
                                                                         ------------  ------------

Net loss attributable to common stockholders                             $ (6,065,490) $ (3,967,439)
                                                                         ============  ============

Net loss attributable to common stockholders per common share basic and
diluted:                                                                 $      (0.32) $      (0.25)
                                                                         ============  ============

Weighted average shares basic and diluted                                  18,701,310    16,101,692
                                                                         ============  ============


See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                    2003          2002
                                                                                ------------  ------------
Cash flows from operating activities:
   Net loss                                                                     $ (5,887,864) $ (3,812,855)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   91,464       107,432
      Amortization of deferred compensation                                          281,250             -
      Employee compensation paid in common stock                                     800,750       749,349
      Amortization of deferred financing costs                                     2,736,570        56,751
      Changes in:
        Accounts receivable                                                         (116,825)      262,687
        Inventories                                                                   53,454       439,665
        Prepaid expenses and other current assets                                     17,454          (476)
        Security deposits                                                                950        18,076
        Accounts payable and accrued expenses                                        593,020       371,551
                                                                                ------------  ------------

           Net cash used in operating activities                                  (1,429,777)   (1,807,820)
                                                                                ------------  ------------

Cash flows from investing activities:
   Capital expenditures for equipment                                                (11,736)      (31,988)
   Capital expenditures for patents                                                        -       (18,503)
   Purchase of marketable securities                                                    (937)            -
                                                                                ------------  ------------

           Net cash used in investing activities                                     (12,673)      (50,491)
                                                                                ------------  ------------

Cash flows from financing activities:
   Borrowings under bank lines of credit                                                   -     2,949,201
    Repayment of bank line of credit                                                       -    (1,250,000)
   Advances from/(to) related parties - net                                           33,752       (68,050)
   Loans from officers/directors - net                                               212,500       133,508
   Principal payments under long-term debts                                          (35,000)     (257,500)
    Capital contribution by stockholders                                             814,203             -
   Proceeds from issuance of common stock and exercise of warrants                       750       212,000
                                                                                ------------  ------------

           Net cash provided by financing activities                               1,026,205     1,719,159
                                                                                ------------  ------------

Net decrease in cash and cash equivalents                                           (416,245)     (139,152)
Cash and cash equivalents, beginning of period                                       461,199       214,736
                                                                                ------------  ------------

Cash and cash equivalents, end of period                                        $     44,954  $     75,584
                                                                                ============  ============

See notes to condensed consolidated financial statements

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Basis of Presentation:

     The accompanying condensed consolidated financial statements as of September 30, 2003 and for the nine month periods ended September 30, 2003 and September 30, 2002, is unaudited, but, in the opinion of the management of V-Formation, Inc. (the "Company"), contain all adjustments which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2003, the results of its operations and its cash flows for the nine month periods ended September 30, 2003 and September 30, 2002. The condensed consolidated financial statements included herein have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB/A1 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year.

[2]  Business:

     V-Formation, Inc. manufactures through contractors and distributes inline skates, roller hockey and paintball sporting goods items. Relating to inline skates, the Company incorporates a proprietary, patented angular wheel technology, that displaces the wheels at alternating 16-degree angles.

     The Company was organized in January 1995 and sells patented V-configuration in-line roller skates and other sporting goods to distributors located in the United States. The Company's two subsidiaries discontinued operations in 2001 and remain inactive.

[3]  Going concern:

     The Company has incurred substantial losses and expects to incur substantial losses for the foreseeable future and has working capital and capital deficits. Additional cash will be utilized during the year ended December 31, 2003.

     The Company's viability is dependent upon its ability to raise additional capital to continue as a going concern. In June 2002, the Company obtained a $500,000 line of credit. In August 2002, the Company obtained a $2,000,000 line of credit. At September 30, 2003, both lines of credit were fully utilized and are extended through December 31, 2003 (see Note B). The Company continues to be in discussions with investment bankers and others to seek extension of due dates for the lines of credit and additional financing for operations. The Company believes it will have adequate financial resources for at least the next 12 months. However, no assurance can be given that the Company will obtain any additional financing.

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

[5]  Supplementary disclosures of cash flow information:

     During the nine months ended September 30, 2003 and 2002, the Company paid interest expense of $112,473 and $65,186, respectively.

[6]  Supplementary schedules of noncash investing and financing activities:

                                                              Nine Months Ended
                                                                   Sept 30,
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
                                                              ========  ========

[7]  Concentration of credit risk:

     During the nine months ended September 30, 2003 and 2002, two customers accounted for approximately 85% and 23% of net sales, respectively.

     At September 30, 2003, the Company had accounts receivable from one customer in the amount of approximately $279,000, representing 80% of the accounts receivable balance at that date.

     The Company uses outside manufacturers to produce its products. During the nine months ended September 30, 2003 and 2002, two vendors accounted for approximately 84% and 90% purchase of products, respectively.

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

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8] Stock-based compensation (continued):

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   -------------------------
                                                                       2003         2002
                                                                   -----------   -----------
       Reported net loss attributable to common stockholders       $(6,287,323)  $(3,967,439)
       Stock-based employee compensation expense included in
          reported net loss, net of related tax effects              3,537,320        48,825
       Stock-based employee compensation determined under the
          fair value-based method, net of related tax effects       (3,540,544)   (1,157,137)
                                                                   -----------   -----------

       Pro forma net loss attributable to common stockholders      $(6,290,547)  $(5,075,751)
                                                                   ===========   ===========

       Net loss attributable to common stockholders per common
       share (basic and diluted):
           As reported                                             $     (0.34)  $     (0.25)
                                                                   ===========   ===========

           Pro forma                                               $     (0.34)  $     (0.32)
                                                                   ===========   ===========

     The fair value of each warrant grant on the date of grant is estimated using the Black-Scholes option-pricing model with no expected volatility, expected life of one year, risk-free interest rate of approximately 2% in 2003 and 4% in 2002 and a dividend yield of 0%. The weighted average fair value of warrants granted during the nine months ended September 30, 2003 and 2002 were $0.06 and $0.50, respectively.

[9]  Loss per common share:

     Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation, and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Treasury stock is subtracted from shares issued to determine the weighted average of shares outstanding. Dilutive loss per share includes the dilutive effects of stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in 2003 and 2002 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 3,989,933 and 6,068,853, which consist of outstanding warrants and convertible preferred shares, are considered to be anti-dilutive at September 30, 2003 and 2002, respectively.

[10] Reclassification:

     Certain prior period amounts have been reclassified to conform current period presentation.

[11] Newly issued accounting pronouncements:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the requirement that all gains and losses from extinguishment from debt be classified as an extraordinary item. Additionally, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. SFAS No. 145 is effective for the Company beginning in 2003, and the effect of adoption did not have a material impact on the financial statements.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Newly issued accounting pronouncements (continued):

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

NOTE B - BANK LINES OF CREDIT

     In August 2002, the Company entered into a new $2,000,000 line of credit agreement with a bank. The line of credit which was originally available through June 30, 2003 but has been extended through December 31, 2003. Amounts drawn on the line bear interest at the prime rate plus 1% but not to be less than 6% at any time (6% at September 30, 2003) and is payable monthly. The obligation is collateralized by the personal guarantees and mortgages on specific real estate assets of one of the Company's officers and one of its directors and by assignments of patents and settlement proceeds from patent infringements. At September 30, 2003 the line was fully utilized. The line of credit agreement contains certain financial covenants, including the submission of timely financial statements. At September 30, 2003, the Company was in compliance.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE B - BANK LINES OF CREDIT (CONTINUED)

     In addition, in June 2002, the Company obtained a new $500,000 line of credit agreement with a bank. The line of credit was originally available through July 1, 2003, but has been extended through December 31, 2003. Amounts drawn on this line of credit bear interest at prime rate plus 3% (7.25% at September 30, 2003) and is payable monthly. The obligation is collateralized by certificates of deposit and personal guarantees of one of the Company's directors. At September 30, 2003, the line was fully utilized.

     In connection with the lines of credit for $2,000,000 and $500,000, the Company issued 1,100,000 shares of common stock valued at $3.00 per share for an aggregate value of $3,300,000, to certain stockholders and directors in consideration of them providing collateral of assets and personal guarantees. Of such amount, $1,287,500 is recorded as finance charges during the year ended December 31, 2002. Accordingly, $2,012,500 has been recorded as deferred financing costs as of December 31, 2002. Such amount is being amortized as interest expense over the remaining life of the loans. For the nine months ended September 30, 2003, $2,012,500 has been expensed and there is no deferred balance remaining.

     In connection with the lines of credit for $2,000,000 and $500,000, the Company issued 85,800 shares of common stock valued at $3.00 per share for an aggregate value of $257,400 to a director in consideration for providing collateral for our bank lines of credit beyond the original maturity dates to December 31, 2003. Such amount is being amortized as interest expense over the remaining life of the loan. For the nine months ended September 30, 2003, $257,400 has been expensed. There is no remaining deferred balance.

NOTE C - COMMITMENTS AND CONTINGENCIES

[1]  Related party transactions:

     At December 2002, a balance was due to an officer/director of $17,607. During the nine months ended September 30, 2003, the officer/director loaned the Company an additional $70,000 of which $36,248 was repaid during the period. At September 30, 2003, the net balance of $51,359 is shown as related party loans payable in the accompanying condensed financial statements.

     In May 2002, a stockholder/director granted an unsecured loan to the Company, which loan is due on or before December 30, 2003 and bears interest at 6% per annum. At September 30, 2003, the principal loan balance to the stockholder/director was $119,508.

     During 2002, the Company borrowed various unsecured loans from other stockholders and a director bearing interest at 6% per annum, leaving a balance of $314,000 at December 31, 2002 payable on or before December 31, 2003. During the period, $37,500 was repaid by the Company to a director, leaving a balance of $276,500.

     During the quarter ended September 30 2003, a director and a shareholder loaned the Company $250,000 on an unsecured basis payable on or before December 31, 2003.

     These three transactions resulted in loans payable to stockholders/officers of $646,008 at September 30, 2003.

     In connection with these borrowings from the stockholders and directors, the company issued 642,585 shares of common stock valued at $3.00 per share for an aggregate value of approximately $1,928,000 to the stockholders and directors in consideration of them providing such funds. Such amount is being amortized as interest and expensed over the remaining life of the loans. For the year ended December 31, 2002, approximately $467,000 has been deferred. For the nine months ended September 30, 2003, $467,000 has been expensed. As of September 30, 2003, there is no remaining deferred balance.

V-FORMATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE C - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]  Related party transactions (continued):

     During the nine months ended September 30, 2003, two officers/directors of the Company sold an aggregate of 741,000 shares of their Common Stock in the Company and thereafter contributed $814,203 of the proceeds from such sale to the Company. In consideration thereof, the Company issued these two people warrants to purchase up to 236,000 shares of Common Stock, each such warrant exercisable at a price of $3.75 per warrant. These warrants were to expire December 31, 2003. However, the two officers/directors decided to surrender the warrants back to the Company and the warrants were terminated. No compensation cost was recorded as a result of the issuance of grants above the fair market value at the time of grant.

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

                                      F-12

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